Form 10-K
period 2006-12-31
INDALEX HOLDINGS FINANCE INC
filed 2007-04-02
CIK 1351667

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSACTION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number:  333-138178

INDALEX HOLDINGS FINANCE, INC.*

(Exact name of registrant as specified in its charter)

Delaware	3350	20-4065041
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification No.)

75 Tri-State International, Suite 450

Lincolnshire, IL 60069

Telephone: (847) 810-3000

(Address, including zip code, and telephone number, including area code, of registrants’ principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006 was $10.5 million.

The number of shares of the registrant’s common stock outstanding as of March 15, 2007 was 1,000,024.

PART I

ITEM 1.             BUSINESS

Our Company

We are the second largest aluminum extruder, and the largest independent aluminum extruder, in the United States and Canada, based on shipment volume data compiled by the Aluminum Association, the Aluminum Extruders Council and management estimates. As an independent aluminum extruder, we are not involved in aluminum mining, refining or smelting. In 2006, approximately 94% of our products were customized, made-to-order aluminum extrusions for use in a wide array of end-user markets. In addition to aluminum extrusion, we also offer a broad range of services, including fabrication, painting and anodizing. For the year ended December 31, 2006, our net sales and income from operations were $1,242.9 million and $0.7 million, respectively, and our net loss was $22.3 million.

We serve over 3,500 customers, including a broad spectrum of national, regional and local accounts, with our largest customer accounting for approximately 6% of our net sales in 2005 and approximately 6% of our net sales in 2006. We offer a wide range of products that are sold into a wide array of end-user markets, none of which represented more than 31% of our shipment volume in 2006. The following chart identifies the percentage of our 2005 and 2006 shipment volume and the principal products sold in each of the end-user markets we serve.

End-user markets served	Principal products	Percent of 2006 Shipment Volume	Percent of 2005 Shipment Volume
Transportation (exclusive of automotive)	Components used in truck trailers, trucks and recreational vehicles	31%	30%
Residential building and construction	Components used in windows, doors, sunrooms and skylights	28%	28%
Distribution channel	Products sold in other end-user markets through distributors	14%	14%
Electric and cable	Components used in heat sinks, cable sheathing, electrical fixtures and conduit	7%	7%
Commercial building and construction	Components used in commercial windows, store fronts and railings	7%	7%
Consumer durables	Components used in office furniture, refrigerators and pleasure boats	6%	6%
Machinery and equipment	Components used in ladders, scaffolds and industrial equipment such as conveyors	5%	6%
Automotive	Components used in passenger cars and light trucks	2%	2%

At the end of 2005, based on the latest available shipment volume data compiled by the Aluminum Association, the Aluminum Extruders Council and management estimates, we held the number one market position in the residential building and construction end-user market and the number two market position in the transportation (inclusive of automotive) end-user market. The transportation (inclusive of automotive) and the residential building and construction end-user markets each represented approximately 27% and 26%, respectively, of the aluminum extrusion industry’s annual shipment volume in 2005 in the United States and Canada according to data compiled by the Aluminum Association and management estimates. We believe we offer a very attractive value proposition to our customers, and believe we have grown our market share in the U.S. and Canadian aluminum extrusion market, measured by shipment volume, from approximately 13% in 2001 to approximately 16% in 2006 according to data compiled by the Aluminum Association and management estimates.

Aluminum extrusion is the process of shaping aluminum billet into product or component parts by heating it and forcing it to flow through a shaped die at the end of an extrusion press. The principal raw materials in the aluminum extrusion process are aluminum billets and ingot, which represented approximately $596.2 million or 63% of our cost of sales in 2005 and approximately $763.9 million or 66% of our cost of sales in 2006. We manage the risk of base aluminum price increases through one of four pricing mechanisms and through several hedging programs. The “base aluminum” price consists of two components: the price quoted for primary aluminum ingot on the London Metals Exchange, or the “LME,” and the Midwest Transaction Premium, or the “MWP,” a market price for the cost of aluminum shipping and warehousing. On approximately 90% of our shipment volume, we are insulated from base aluminum price volatility or specifically hedge the cost of base aluminum that is charged to our customers. Our four pricing mechanisms and our estimate of the shipment volume attributable to each are as follows:

•                    Approximately 65% of our shipment volume is priced by a formula pricing mechanism based on the prior month’s base aluminum price plus a conversion margin for our services. We use hedge instruments to mitigate our exposure to changes in the base aluminum price for the time period between our purchase of aluminum billet and when we process it for a customer order.

•                    For approximately 20% of our shipment volume, we enter into contracts for a specified period to provide customers with a fixed price for the aluminum. We use hedge instruments traded on the LME to specifically hedge our exposure under fixed price contracts.

•                    Approximately 5% of our shipment volume is made through tolling arrangements in which customers provide aluminum ingot to us for extrusion and separately pay for our aluminum extrusion and other services.

•                    The remaining 10% of our shipment volume is based on a spot price set by us. We review the spot price monthly and adjust the spot price periodically for changes in the base aluminum price.

We operate an extensive network of manufacturing facilities in the United States and Canada, consisting of 15 facilities and two casting facilities with approximately 750 million pounds of annual production capacity. From the beginning of 2000 to the end of 2006, we rationalized our operations, reducing the number of our facilities from 23 to 17. In addition, we are in the process of closing our Watsonville, California facility, which will be closed during the first half of 2007. We believe that as a result of these restructuring activities we are well positioned to react to changes in market demand, with sufficient available capacity to benefit from an increase in demand for our products without significantly increasing our fixed operating costs. At the same time, we believe that opportunities exist to further rationalize operations by combining facilities or expanding our outsourcing relationships into other countries with lower production costs as necessary to react to changing market conditions.

Since 2000, we have imported aluminum extrusions from China to take advantage of the lower cost structure of Chinese extruders and to provide additional capacity during periods of peak demand. Through our “Asia Secure” program, we are able to offer our customers security of supply by committing our facilities as a backup producer if the Chinese supply chain were to be disrupted by external factors. We currently import aluminum extrusions from five suppliers in China, although the majority of our imports from China comes from AAG, a large aluminum extruder operating five production facilities in China, in which we have an approximately 25% ownership interest. We have a non-exclusive supply agreement with AAG that provides for arms length pricing. We are entitled to receive an annual cash dividend equal to our pro rata share of at least 40% of the net realized profits of AAG. We have agreed not to engage in any competing aluminum extrusion activities in China so long as we have an ownership interest in AAG.

In this report, references to “Indalex,” “we” “us” and “our” are to Indalex Holdings Finance, Inc. and its subsidiaries, and references to “Holdings” are to Indalex Holdings Finance, Inc., exclusive of its subsidiaries. Our fiscal year consists of a 52-week period ending on the Sunday closest to December 31. The fiscal years presented in this report for 2004, 2005 and 2006 are for the 52-week periods ending December 31, 2004, December 31, 2005 and December 31, 2006, respectively. References to an “independent” aluminum extruder refer to an aluminum extruder that does not have an aluminum smelting operation; references to the “aluminum extrusion market” refer to the soft alloy aluminum extrusion market and not to the hard alloy aluminum extrusion market; and references to “United States and Canada” refer to the United States market and the Canada market collectively and not individually, unless the context otherwise requires.

Our Competitive Strengths

We enjoy the following competitive strengths:

Leading industry position

We are the second largest aluminum extruder, and the largest independent aluminum extruder, in the United States and Canada, based on shipment volume data compiled by the Aluminum Association and management estimates, with approximately 750 million pounds of annual production capacity. We believe our leading industry position gives us the ability to attract and retain large national accounts that require extensive product and service capabilities not provided by many of our local and regional competitors.

Significant purchasing power

We believe we are the largest independent third-party buyer of aluminum billets, the raw material for the extrusion process, in the United States and Canada according to data compiled by the Aluminum Association, the Aluminum Extruders Council and management estimates. We purchased approximately 650 million pounds of aluminum billet in 2006, and we have a diversified supplier base of approximately 15 suppliers located in North America, South America and the Middle East, with no billet supplier representing more than 26% of our purchases in 2006. The cost of aluminum billet is based upon three components: the LME, the MWP and a “billet premium,” which is a cost that is added to the base aluminum price and represents the charge from the smelter for converting aluminum ingot to billet. We are generally able to negotiate favorable supply agreements with smelters for billet premiums that represent a discount to prevailing market prices. We believe we are the largest buyer of paint used in aluminum extrusions in the United States and Canada, providing us with a competitive advantage over smaller extruders with lower requirements for paint. In addition, we have successfully leveraged our purchasing power to obtain a lower cost pricing for extrusion dies by reducing our number of outside suppliers of dies from 26 to four over the last two years.

Customer solutions and centralized sales force

One of our business strategies is to focus on adding value for the customer rather than solely building shipment volume and supplying standard aluminum extrusions. We have a centralized sales force, with sales personnel designated to serving the needs of specific customers rather than to increasing production at any one of our manufacturing facilities. We believe that our solution-based approach and centralized sales force differentiates us from other large aluminum extruders and has enhanced our customer relationships. For example, our largest customer, Utility Trailer Manufacturing Co., has multiple locations throughout the United States. We have been able to provide a single point of contact for sales to facilitate ordering and fulfillment, to develop offshore sourcing solutions and to monitor routing of orders to the appropriate location. We believe that many of our smaller competitors are unable to provide these capabilities, which we believe are important to this customer.

Established and diversified customer base in a variety of end-user markets

We have long-standing relationships with large companies in a variety of end-user markets, including Utility Trailer Manufacturing Co. in the transportation market; Jeld-wen, Inc. in the residential building and construction market; and Ryerson Tull, Inc. in the distribution channel. Our top ten customers in 2006 have been purchasing our products for an average of more than 20 years. We serve over 3,500 customers across the United States and Canada, including a broad spectrum of national, regional and local accounts. Our top 10 customers represented approximately 28% of our net sales in 2005, with our largest customer representing approximately 6% of our net sales in that year, and our top 10 customers represented approximately 29% of our net sales in 2006, with our largest customer representing approximately 6% of our net sales in that period. We serve a variety of customers in the United States and Canada, including customers in the transportation, residential and commercial building and construction, electrical and cable, consumer durables and machinery and equipment end-user markets. Our broad customer base diversifies our revenue stream and reduces our exposure to downturns in any of the specific end-user markets we serve.

Insulation from base aluminum price volatility

Through various pricing mechanisms and hedging programs, we are generally able to insulate ourselves from increases in the price of base aluminum. Approximately 65% of our shipment volume is priced by a formula pricing mechanism based on the prior month’s base aluminum price plus a conversion margin for our services. We use hedge instruments to mitigate our exposure to changes in the base aluminum price for the time period between our purchase of aluminum billet and when we process it for a customer order. For approximately 20% of our shipment volume, we enter into fixed price contracts and specifically hedge our base aluminum price risk under those contracts. The remaining 15% of our shipment volume is through tolling arrangements or is based on spot prices, which we review monthly and adjust for changes in the base aluminum price periodically. Our ability to pass through the cost of base aluminum enables us to maintain our gross margins even when base aluminum prices increase. In addition, our in-house billet casting capabilities, which supply approximately 21% of our needs, enable us to recycle and reuse our production scrap in our extrusion business. We are able to achieve cost savings of approximately 20% by using aluminum billet produced from scrap from our extrusion business when compared to the billet premium that we would be charged by aluminum smelters.

Extensive manufacturing network

We maintain a network of 15 coordinated manufacturing facilities in the United States and Canada. Our geographic reach places us in close proximity to many of our customers, better ensuring on-time delivery and reducing our freight costs. Our ability to deliver products throughout the United States and Canada through a single customer contact is a key differentiator for large, geographically-dispersed customers. Through our coordinated manufacturing facilities, our ability to shift production among our 15 facilities, subject to the constraints of freight costs and disparities in the production capabilities of our facilities, and our centralized customer service organization, we are able to cost effectively serve national customers as they expand and to substantially reduce utilization disparities among our facilities.

Effective outsourcing strategy

Our volume of products imported from China has grown rapidly since 2000; in 2006 we imported approximately 6% of our volume from that country. We believe that the relationships we have developed in China and our experience in managing the supply chain positions us well to take advantage of the lower production cost structure in China. Using aluminum extruders from China such as AAG has enabled us to eliminate some of our more costly domestic operations while maintaining our shipment volume. In addition, our relationship with Chinese suppliers provides us incremental capacity to meet seasonal demands. Conversely, if demand for our products were to decline, we have the flexibility to limit the number of orders we outsource to China and fill more of our orders through our own manufacturing facilities because we typically maintain duplicate extrusion dies and have the manufacturing capabilities to produce most of the orders we import from China in our own facilities. We believe that we can use our supply model in other lower production cost countries and we are currently exploring various alternatives to supplement our existing Chinese sourcing strategy.

Experienced and committed management team

The eight members of our senior management team have an average of approximately 13 years of extrusion industry experience both with Indalex and other leading global industrial organizations. Led by Timothy R.J. Stubbs, who has 15 years of aluminum extrusion industry experience, the senior management team has been successful at focusing on customers, rationalizing operations and improving employee productivity. Our entire management team owns common stock and stock options representing approximately 7% of Holdings on a fully-diluted basis.

Our Business Strategy

We have identified several growth opportunities that we believe will allow us to continue to gain market share and increase net sales, cash flow and profitability.

Expand service offerings to existing customers

We intend to further penetrate our existing customer base through sales of higher value-added products. For example, in the transportation end-user market, where we have historically experienced strong sales, we have been able to expand our service offerings by providing fabrication and finishing services to existing customers that had historically purchased existing mill finish, or extrusion only, products. Only 43% of our shipment volume in 2005 and 41% of our shipment volume in 2006 underwent painting, anodizing or fabrication. We believe there is an opportunity for us to increase this percentage, and we intend to pursue opportunities to provide additional value-added services to our customers. We believe our strong customer relationships will facilitate additional sales to our existing customers.

Continued emphasis on rationalizing operations and enhancing productivity

We intend to continue to focus on efficiency and on increasing capacity utilization. From the beginning of 2000 to the end of 2006, we reduced the number of our facilities from 23 to 17, divested two non-core businesses and reduced overhead by approximately 300 employees, and through these reductions, together with the centralization of shared services, reduced our annual fixed costs, excluding depreciation, by approximately $5 million despite increases in insurance and benefits costs. During this same period, we increased our productivity per employee by approximately 40%, based on shipment volume per employee, and we increased our outsourced manufacturing as a percentage of shipment volume. In September 2004, we closed our Berlin, Connecticut facility and transferred its customers to our Montreal facility. We continue our review of future rationalization and overhead reduction programs, which may include closing higher cost facilities, combining facilities or expanding our outsourcing relationships into other countries with lower production costs. As a result of our efforts over the last few years, we believe that we are now better able to withstand an economic downturn than we were during the last downturn in 2001.

Target incremental growth in select end-user segments and regions

We intend to continue to pursue additional market share in targeted high growth segments of our end-user markets and in regions of the United States in which we do not have a significant presence. We are currently focusing on the transportation end-user market, particularly the truck trailer manufacturing segment, and the residential and commercial building and construction end-user markets, as well as on selling our products through distribution channels, because we believe these markets present a significant opportunity for growth. For example, from the beginning of 2002 to the end of 2006, our annual shipment volume to truck trailer manufacturers grew approximately 400%, from approximately 24 million pounds to approximately 120 million pounds. This segment is the second largest user of aluminum extrusion in the United States and Canada according to data compiled by the Aluminum Association. In the residential building and construction end-user market, we enhanced our paint capabilities by adding a powder paint line, which is more durable than wet paint and will permit our door and window customers to offer their customers longer product warranties at a lower price. We are also targeting incremental growth in regions of the country in which we do not have a significant presence, such as the Southwestern United States. We intend to pursue growth opportunities by selectively acquiring existing facilities, constructing new facilities or partnering with others to develop new operations.

Cultivate smaller OEM customers

We believe that substantial opportunities exist to increase sales to our smaller original equipment manufacturer, or “OEM,” accounts, which only accounted for approximately 9% of our net sales in 2006, and are focused in particular on the residential building and construction and machinery and equipment end-user markets. The smaller OEMs are primarily served by local owner-operated extrusion facilities or by independent distributors. These customers are typically more concerned with quality and on-time delivery, and tend to be less price-sensitive, and as a result, the profit margin on sales to these smaller customers tends to be greater than that for our larger customers. In 2004, we created a designated sales group focused on smaller OEM customers, which is targeting these customers for customized extrusion and value-added services in an effort to add incremental, high margin business. This program added approximately 400 new accounts in 2006, and these new accounts represented additional shipment volume of approximately 5.2 million pounds in that year.

Selectively pursue acquisitions

We believe there are a select number of strategic acquisition opportunities. We regularly evaluate potential acquisition candidates that we believe could fit our business strategy, any of which may or may not be material in size and scope. We intend to apply a selective and disciplined acquisition strategy, which is focused on diversifying our customer base, adding manufacturing capabilities in low cost markets and further penetrating new geographic regions of the United States by leveraging our existing infrastructure. We continuously evaluate acquisition opportunities as they present themselves. At this time, we have not entered into a material agreement with any party.

Focus on cash flow management and debt reduction

In the past, we have successfully pursued organic and external growth opportunities and increased profitability while maintaining working capital and capital expenditure discipline. We intend to focus on generating cash and on pursuing opportunities to reduce the amount of working capital necessary to operate our business. For example, we hope to reduce our working capital needs through greater use of tolling arrangements, in which aluminum billet is provided by our customers, through shorter customer payment terms and through increased use of consignment inventory. We have historically used cash on hand to pay for our assets, and we expect to make greater use of leasing arrangements to manage the timing and amount of our cash outflows on our capital spending in the future.

Corporate History

The Indalex group of companies was first formed when Caradon plc, a U.K.-based conglomerate with an existing aluminum extrusion business, purchased Easco Inc., an Ohio-based aluminum products manufacturer, in September 1999. The acquisition of Easco Inc. gave Caradon a total of 15 extrusion facilities and three casting facilities in the United States. In May 2000, Caradon acquired the California aluminum extrusion businesses of Columbia Ventures Corporation, which provided Caradon with three extrusion facilities in California and one additional cast house. Caradon was renamed Novar plc in November 2000. In March, 2005, Honeywell International Inc. acquired Novar plc and announced its intention to sell the aluminum extrusion business. On February 2, 2006, Indalex, a wholly-owned direct subsidiary of Holdings, an entity controlled by affiliates of Sun Capital Partners, Inc., acquired all of the outstanding capital stock of Indalex Inc. and Indalex Limited from Honeywell International Inc.

Industry Overview

An alloy is a material made up of two or more metals. Aluminum alloy used for extrusion contains aluminum and small amounts of other elements which are added to enhance the natural properties of aluminum with certain specific characteristics. The different types of aluminum alloy are characterized using a four-digit system. Aluminum alloy in the 1,000 series, which has no other elements, aluminum alloy in the 3,000 series, which is typically alloyed with manganese, and aluminum alloy in the 6,000 series, which is typically alloyed with magnesium and silicon, are referred to as “soft alloy.” Soft alloy is heat treatable and has a good strength to weight ratio and corrosion resistance. Aluminum alloy in the 2,000 and 7,000 series, which is typically alloyed with copper and zinc, respectively, is referred to as “hard alloy.” Hard alloy is heat treatable and has very high strength characteristics. Hard alloy aluminum extrusions are commonly used in the aerospace industry. All of our extrusions are soft alloy extrusions and all references in this report to aluminum extrusions are to soft alloy aluminum extrusions only.

Unless otherwise indicated, information contained in this report concerning the aluminum extrusion industry and its end-user markets and segments and our market position within them are based on management estimates. These estimates are derived from publicly available information released by third-party sources, as well as data from our own internal research and assumptions we have made based on that data and our knowledge of the aluminum extrusion industry and its end-user markets and segments, which we believe to be reasonable. References to the “Aluminum Association” are to The Aluminum Association, an industry trade association for producers of primary aluminum, recyclers and producers of rolling, casting and extrusion products, as well as suppliers, and references to data compiled by the Aluminum Association are to data included in the “Aluminum Statistical Review for 2005” report dated October 2006 and other data compiled by the Aluminum Association. Our internal research and other sources have not been verified by any independent source, and we and the initial purchasers have not independently verified any third-party information and cannot assure you of its accuracy or completeness. In addition, while we believe the market position information included herein is generally reliable, such information is inherently imprecise. Estimates of historical growth rates in the markets in which we operate are not necessarily indicative of future growth rates in those markets. While we are not aware of any misstatements regarding the industry or similar data presented herein, such data involve risks and uncertainties and are subject to change based on various factors, including those discussed under the “Item 1A. Risk Factors”.

China and the United States and Canada are the second and third largest markets in the global aluminum extrusion industry, accounting for an estimated 44% of the global market. Approximately 4.2 billion pounds of aluminum extrusions were produced in the United States and Canada in 2006, representing a 4% compound annual growth rate in shipment volume from 2001. There is no reliable industry data for the Chinese market, but we believe that approximately 4.8 billion pounds of aluminum extrusions were produced in that market in 2006, and that it has experienced a faster growth rate than the U.S. and Canadian market in recent years.

Despite recent consolidation, the U.S. and Canadian market remains fragmented, with approximately five to seven large aluminum extruders shipping over 200 million pounds per year worldwide and an estimated 120 to 150 small to mid-sized regional aluminum extruders shipping lesser amounts. Given the cost of freight, small to mid-sized competitors generally compete for smaller volume orders with customers within their geographic reach. They do not benefit from scale advantages, and generally have a higher cost structure than larger competitors.

We estimate the demand for aluminum extrusions in the United States and Canada fell by approximately 2% in 2006, measured by shipment volume. This demand is expected to be driven by the growth of the economy and the increasing ability of aluminum to be used as a substitute for other raw materials, primarily steel, which has a less attractive strength to weight ratio.

In 2006, approximately 9% of the total aluminum extrusions, measured by shipment volume, sold in the United States and Canada were imported from China. While we expect this percentage to grow over the long term, we believe there are several constraints that will limit the penetration of Chinese imports to the United States and Canada. First, savings in labor and manufacturing costs must offset significant incremental freight and duty costs. Second, outsourcing to China is less cost effective in the production of low volume, customized extrusions. Third, certain types of aluminum extrusions do not fit easily or at all into standard shipping containers, making it impractical to import them to the United States and Canada. While we believe that China will continue to be an opportunity to outsource certain of our products, we believe these constraints will limit the threat of losing U.S. customers to Chinese extruders.

Processes

We offer a broad range of services, including aluminum extrusion, fabrication, painting and anodizing. In 2006, approximately 94% of our products were customized, made-to-order aluminum extrusions for use in a wide array of end-user markets.

The figure below illustrates the aluminum extrusion process. Our operations are represented by the area surrounded by a dashed line.

Aluminum extrusion.   Aluminum extrusion is the process of shaping aluminum into products or component parts by heating it and forcing it to flow through a shaped die at the end of an extrusion press. In the aluminum extrusion process, an aluminum billet is first heated to approximately 900 degrees Fahrenheit, placed into an extrusion press, and then forced, or extruded, through a uniquely shaped die to produce a piece of metal in the shape of the die. Most of the extrusions we produce for our customers have their own steel die designed according to their specifications. We currently have approximately 45,000 dies for our customers. Extrusions are then straightened by stretching and cut to the required lengths which range from a few inches to more than 50 feet. Most extrusions are hardened by aging in large ovens for approximately six to 12 hours where they are re-heated to a temperature of approximately 400 degrees Fahrenheit. These extrusions are then packaged and shipped, or receive one or more of the other services we provide, such as fabrication, painting or anodizing as specified by the customer. Typically, 75% of the results of the aluminum extrusion process are salable products, and the remaining 25% are aluminum scrap, which we either recast into aluminum billet in one of our two casting facilities or sell on the open market to metal dealers.

We offer both custom and standard aluminum extrusions in a wide variety of shapes, including solid, semi-hollow and hollow designs. These shapes are offered as elongated products or short parts cut from lengthy longer extrusions, and can be produced with considerable precision and tight tolerances. If a customer needs a customized shape, we have the capability to engineer a die that will meet the specified requirements, including parts that hinge, interlock or self-assemble.

We refer to both custom and standard aluminum extrusions that have not received any of our value-added services as “mill finish” extrusions. Mill finish extrusions represented approximately 57% of our shipment volume in 2005 and 59% of our shipment volume in 2006. Approximately 43% of our shipment volume in 2005 and 41% of our shipment volume in 2006 underwent an additional fabrication, painting or anodizing process.

Fabricated components.   Once the aluminum billet has been shaped through the extrusion process, it is often fabricated to make the raw metal suitable for the end user. We use a variety of fabrication processes, including cutting, punching, notching, bending, drilling, tight tolerance cutting, computerized numerical control, machining and manual and robotic welding and assembly to serve a customized need or fit a certain use. We have the fabrication knowledge and facilities to transform extruded aluminum into precisely engineered components. Examples of fabricated products include a simple cut-to-length extrusion notched and punched for use as a door frame, a step assembly for a truck cab, a curved and fully formed trim cap for use on an office partition and components used in heat sinks for use in key electronics. Our fabrication capabilities range from assistance with concept design to the delivery of a finished, ready-to-assemble part. We believe our fabrication operations are attractive to customers interested in outsourcing certain manufacturing in order to better control operating costs, manage inventory or accommodate growth. Approximately 11% of our shipment volume in 2005 and in 2006 underwent a fabrication process.

Our mill finish extrusions and fabricated components can then be either painted or anodized.

Paint services.   We believe we are the leading painter of extruded aluminum in the United States and Canada according to Aluminum Extruders Council data and management estimates. We have nine wet paint lines in our facilities in the United States and Canada. The majority of our paint lines have multiple paint booths, providing quick throughput for multi-coat applications such as Kynar®, a high value-added wet paint used in commercial building and construction applications. We have the ability to supply small batches of custom color or high volume runs on standard colors, using a wide variety of types of liquid paint from acrylic to polyester to fluoropolymer finishers. Wet paint’s primary advantage is its ability to be custom made to meet the specific color and durability requirements of specific projects. Approximately 28% of our shipment volume in 2005 and in 2006 was painted in one of our painting facilities.

We have installed in our Gainesville, Georgia facility, what we believe to be one of the first vertical powder coat paint lines in the United States. Powder paint is more durable than wet paint and will permit our door and window customers to offer longer warranties at a lower price. In powder coating, a powdered paint is sprayed and bonded electrostatically. We have a purchase agreement with one of the leading global paint and coating manufacturers to supply us with powder paint. We are jointly developing and co-branding a specially formulated high-performance powder that requires only one coat compared to up to four coats for wet paints. Pursuant to the terms of our agreement, the supplier will co-invest in the powder paint line and their investment will be repaid quarterly over five years.

Anodizing services.   Anodizing is an electro-chemical process that converts aluminum surface into aluminum oxide, a ceramic-like material. We offer a range of anodizing capabilities, including basic etching, architectural anodizing and Bright Dip, a type of anodizing which provides a polished, mirrored finish in a variety of colors. We have four anodizing facilities in the United States, each with a range of capabilities. For high value-added sub-segments such as shower and tub enclosures, we produce numerous specialty finishes, such as chemical and mechanical buffing and polishing, and mechanical graining and sanding. We also produce a brushed nickel finish that replicates the popular look of stainless steel at a lower cost. Approximately 8% of our shipment volume in 2005 and 7% of our shipment volume in 2006 underwent an anodizing process.

End Users

Our aluminum extrusions are sold to a wide array of end-users that use aluminum products in the transportation, residential and commercial building and construction, electric and cable, consumer durables and machinery and equipment industries.

End-user markets Served	Primary customers	Principal products
Transportation (non-automotive)	Manufacturers of vehicles	Components used in truck trailers, trucks and
	and their suppliers	recreational vehicles
Residential building and construction	Manufacturers, assemblers	Components used in windows, doors,
	and contractors	sunrooms and skylights
Distribution channel	Distributors of aluminum	Products sold in other end-user markets
	extrusions	through distributors
Electric and cable	Electrical equipment	Components used in heat sinks, cable
	manufacturers and utilities	sheathing, electrical fixtures and conduit
Commercial building and construction	Manufacturers, assemblers	Components used in commercial windows,
	and contractors	store fronts and railings
Consumer durables	Manufacturers and	Components used in office furniture,
	assemblers of finished goods	refrigerators and boats
Machinery and equipment	Manufacturers of machinery	Components used in ladders, scaffolds and
	and equipment	industrial equipment such as conveyors
Automotive	Automotive suppliers	Components used in passenger cars and light
trucks

Transportation (non-automotive).   We provide components for truck trailers, truck bodies, recreational vehicles, railcars, delivery vehicles, van conversions, emergency vehicles, military vehicles, livestock trailers and motor homes to manufacturers of vehicles and their suppliers. Our principal focus is on truck trailer and recreational vehicle manufacturing, and we provide products to most major trailer and recreational vehicle manufacturers in the United States and Canada. Aluminum extrusions sold to trailer and recreational vehicle manufacturers represented approximately 75% of our shipment volume within this end-user market in 2005 and 80% of our shipment volume within this end-user market in 2006. Transportation was the fastest growing of our end-user markets in 2005 according to data compiled by the Aluminum Association. These customers have multiple production locations and typically require their suppliers to have manufacturing capabilities in close proximity to their location. We believe recent increases in steel and fuel prices have caused manufacturers to find ways to use aluminum as a cheaper and lighter substitute for steel. For example, by substituting aluminum for steel, trailer manufacturers can increase the fuel efficiency of their trailers as increased aluminum content reduces the weight of a trailer, which in turn reduces fuel costs. We believe that customers in the transportation and other end-user markets we serve will continue to find new ways to replace heavier, more expensive steel components with aluminum. Our products sold to the transportation end-user market accounted for approximately 30% of our shipment volume in 2005 and 31% of our shipment volume in 2006, and 26% and 28% of our net sales in 2005 and in 2006.

We believe the recent increase in fuel prices may provide an additional incentive for our customers in the transportation end-user market to substitute aluminum for steel in certain applications, which would result in an increase in the demand for aluminum extrusions.

Residential building and construction.   We provide components for new and replacement windows, storm door frames, storm shutters, railings, structural beams, patio enclosures, sunrooms, sky lights, tub enclosures, hurricane security shelters, boat docks and other products for manufacturers, assemblers and contractors in the residential building and construction market. Components used in doors and windows represented approximately 57% and 55% of our shipment volume within this end-user market in 2005 and in 2006. Residential construction represented the second largest end-user market for aluminum extrusions in 2005 according to data compiled by the Aluminum Association and management estimates. Typically, aluminum extrusion products for the residential building and construction end-user market have higher margins and are subject to lower risk of substitution due to the buyers’ product orientation and aluminum’s high tolerance requirements. Our products sold to the residential building and construction end-user market accounted for approximately 28% of our shipment volume in 2005 and in 2006, and 29% and 28% of our net sales in 2005 and in 2006.

Commercial building and construction.   We provide components for replacement windows, wall partitions, door frames, balcony railings, structural beams, skylights, curtain wall and store fronts to manufacturers, assemblers and contractors for use in the construction of commercial buildings. Similar to the residential building and construction end-user market, aluminum extrusion products for the commercial building and construction end-user market typically have higher than average margins. Our products sold to the commercial building and construction end-user market accounted for approximately 7% of our shipment volume in 2005 and in 2006, and 8% and 7% of our net sales in 2005 and in 2006.

Electric and cable.   We provide components for heat sinks, cable sheathing, conduit, lighting fixtures and electrical fixtures to electrical equipment manufacturers and utilities. We have been selling branded aluminum conduit, which is the metal pipe used to enclose electrical wire in compliance with applicable fire code regulations, under the Indalex Rigid Aluminum Conduit private label, for approximately 25 years. Historically, aluminum conduit had not been price competitive with steel conduit, but recent rises in steel costs and an understanding of the benefits of aluminum have increased acceptance of aluminum conduit in commercial markets because it provides superior corrosion resistance and longer usable product life, and its material costs are up to approximately 20% to 50% less expensive than rigid steel. In addition, due to aluminum’s lighter weight and ease of handling, the cost of installation labor is up to 35% less expensive than rigid steel. Cable sheathing is used as the protective cover for underground cable systems and has very little substitution risk because it is thin walled and flexible, which facilitates installation. The inherent advantages of aluminum, such as its weight to strength ratio and its corrosion resistance, are additional factors reducing aluminum’s substitution risk in cable sheathing. Our products sold to the electrical and cable end-user market accounted for approximately 7% of our shipment volume in 2005 and 7% of our shipment volume in 2006, and 8% and 7% of our net sales in 2005 and in 2006.

Consumer durables.   We typically provide components for office furniture and partitions, refrigerators, boats, healthcare equipment and sporting and athletic goods to manufacturers and assemblers of consumer goods. These customers are increasingly using aluminum to give their products a decorative appearance while improving resistance to corrosion and mechanical wear. The aluminum content in each of these products tends to be low, and customers are typically less concerned with price and more concerned with on-time delivery. We serve a majority of these customers through our Indalex Direct program, which focuses on customers that purchase low volumes of extrusions and place more emphasis on quality and on-time delivery than on price sensitivity. Our products sold to the consumer durables end-user market accounted for approximately 6% of our shipment volume in 2005 and in 2006, and 6% and 7% of our net sales in 2005 and in 2006.

Machinery and equipment.   We provide components for ladders, scaffolds and industrial equipment such as conveyors to manufacturers of machinery and equipment. There is a significant amount of fabrication work required for these products, and, as a result, there is typically a long development process to design the extrusion to be used in manufacturing machinery and equipment. Our engineering team works with the customer to develop product design and specifications. Our products sold to the machinery and equipment end-user market accounted for approximately 6% and 5% of our shipment volume in 2005 and in 2006, and 6% and 5% of our net sales in 2005 and in 2006.

Automotive.   We provide components to suppliers who produce component systems for automobile and light truck manufacturers. While the automotive market is not a primary focus for Indalex, we selectively pursue niche automotive applications where we can provide higher margin value-added services. Aluminum extrusions sold to automotive manufacturers and suppliers represented approximately 2% of our shipment volume in 2005 and in 2006, and 2% of our net sales in 2005 and in 2006.

Distribution.   We also ship products through distributors, who in turn sell those products to end users. These products are both standard aluminum extrusions such as rod, bar, angles, channels and tubes and custom aluminum extrusions. The distributors of standard aluminum extrusions typically sell to small end users, who may buy as little as 50 pounds at a time, providing a valuable stock carrying service. The distributors of custom aluminum extrusions provide aggregating services such as short lead times, credit or, in some cases, value-added services such as painting or fabricating. Our products sold through distributors accounted for approximately 14% of our shipment volume in 2005 and in 2006, and 14% of our net sales in 2005 and in 2006.

Customers

We serve over 3,500 customers, including a broad spectrum of national, regional and local accounts. Our largest customer represented approximately 6% of our net sales in 2005 and 2006, and our top 10 customers represented 28% of our net sales in 2005 and 29% of our net sales in 2006.

We focus our efforts on customer service and product innovation, which we believe have helped us to establish and maintain long-standing relationships across various end-user markets. We develop our relationships with customers by offering them a network of manufacturing facilities in the United States and Canada, developing customized products and solutions and focusing our sales efforts at the customer level. We have specific dies, paint colors and other custom features for the production of highly specialized products for many of our customers. We work with our customers to understand their needs, and we often retool our facilities to provide a customized set of solutions. Our top ten customers in 2006 have been purchasing our products for an average of more than 20 years. We sell standard aluminum extrusions through distributors for use in a wide variety of end-user markets.

Due to the high volume of made-to-order business our stocking requirements to support order fulfillment are minimal. The customer’s right to return relates to production defects or variances from specification that are to be reported within 30 days of shipment. Standard payment terms are also 30 days from shipment.

Raw Materials

Aluminum

Our principal raw material is aluminum billet purchased on the open market or supplied by one of our two casting facilities, which use aluminum scrap and ingot to produce billet. Aluminum is a commodity and, as such, has a value based upon a variety of market driven factors. The price of aluminum ingot is primarily set by supply and demand on the London Metal Exchange, or the “LME.”  Like many exchange-traded commodities, the price is subject to periodic fluctuation in the short-term, often due to the actions of commodity market speculators. Aluminum billet and ingot represented $596.2 million or 63% of our cost of sales in 2005 and $763.9 million or 66% of our cost of sales in 2006. Aluminum scrap is generated in our extrusion operations and is used, together with purchases of aluminum ingot from third parties, in our casting facilities to manufacture aluminum billets.

We have aluminum billet casting capability at two casting facilities. In 2005, we sold approximately 12%, or 23 million pounds, of our manufactured billet to third party customers, which represented approximately 1% of our net sales in 2005. In 2006, we sold approximately 10%, or 19 million pounds, of our manufactured billet to third party customers, which represented approximately 1% of our net sales in 2006. The first step in the casting process is to melt primary aluminum ingot and aluminum scrap in a large furnace. Molten aluminum must be at least 10% to 15% aluminum ingot with approximately 80% to 90% aluminum scrap to meet the purity requirement for 6000 series soft alloy aluminum. The molten aluminum is either directly alloyed in the furnace or transferred to another furnace where the alloying materials are added. The aluminum is then cast into logs of varying diameters with lengths of up to 16 feet. These logs are heated and then cooled at a controlled rate to allow the cast aluminum to achieve the optimally distributed chemical composition for extrusion. Afterwards, the aluminum logs are either cut into shorter lengths called aluminum billets, the primary raw material for the production of aluminum extrusions, or transferred to our extrusion plant in log form for subsequent production of aluminum extrusions as well as to third party customers. Our in-house billet casting capabilities supplied us with approximately 21% of our aluminum billet needs in 2005 and in 2006.

We seek to reduce our exposure to the volatility in base aluminum prices by passing cost increases through to customers or by hedging against committed fixed price sales. We limit our hedging activities to committed purchases and sales and do not engage in speculative hedging. We also seek to maintain inventory at levels consistent with operating needs through centralized purchasing and logistics.

Electricity and Natural Gas

We use electricity and natural gas to heat aluminum billets as part of the extrusion process. We also use electricity and natural gas at our casting facilities to produce aluminum billets. We purchase natural gas used for heating during the extrusion process from a third party using 36-month forward purchase contracts that we enter into on a monthly basis. This hedging program has insulated us from recent increases in natural gas prices. We purchase a portion of our electricity requirements pursuant to long term contracts in the regions in which we operate. A number of our facilities are located in regions with regulated prices. We spent approximately $25.9 million on electricity and natural gas in 2005, which represented approximately 2.7% of our cost of sales for that year, and $31.2 million in 2006, which represented 2.7% of our cost of sales for that period.

Paint

We purchase paint for use in our painting operation in seven of our facilities. Paint is currently purchased in liquid form and applied by spraying in large vertical paint booths. We spent approximately $9.2 million on paint in 2005, which represented approximately 1% of our cost of sales for that year, and approximately $12.8 million in 2006, which represented approximately 1% of our cost of sales for that period.

Principal Suppliers

Our principal raw material, aluminum billet, is a global commodity and is widely available. There are a large number of global, large scale aluminum billet suppliers for the extrusion industry. We purchase our aluminum billet from approximately 15 different suppliers around the world, including suppliers in the United States, Canada, South America and the Middle East, including the United Arab Emirates and Bahrain. Approximately 76% of our aluminum billet that we purchased from third parties was purchased in the United States and Canada in 2006. We purchased approximately 14% of our aluminum billet requirements that we purchased from third parties from South America and the Middle East in 2006. We purchased 63% of our annual aluminum billet requirements from five suppliers in 2006. Our largest billet supplier is Alcoa Inc. which represented 26% of our aluminum billet supply in 2006. We purchased approximately 650 million pounds of aluminum billet from third parties in 2006, which permits us to maintain numerous strategic sourcing arrangements and capitalize on regional price and supply imbalances and source low cost aluminum billet without sacrificing quality. Furthermore, our internal casting capabilities, which provide low cost billet by converting production scrap generated through the extrusion process, provided 21% of our total aluminum billet supply in 2006. The casting facilities provide greater certainty of supply during periods of aluminum billet shortages.

Our largest supplier of liquid paint, PPG Industries, provides us with approximately 90% of our paint requirements. Our contract with PPG Industries expires in 2008. We purchase paint from three other suppliers, and since liquid paint is largely a commodity, we can shift our purchases among suppliers.

Asia Aluminum Group

We have an 25.01% ownership interest in Asia Aluminum Group Limited, or “AAG,” by virtue of an investment decision by a prior owner. Our principal investment partner, Asia Aluminum Holdings Limited, or “AAH,” was founded in 1992 and was a publicly traded company listed on the Main Board of The Stock Exchange of Hong Kong, until the privatization discussed below took place. AAG is recognized by the Ministry of Construction of China as one of the largest investor-owned aluminum extrusion businesses in Asia and serves the infrastructure, transportation, industrial and home improvement end-user markets in China, the United States, and the Pacific Rim. AAG currently operates five production facilities in Nanhai in China’s Guangdong Province with an aggregate capacity of 150,000 metric tons per year. AAG is starting up a new facility in the neighboring city Zhaoqing, which will include modern extrusion and casting equipment and is expected to increase its extrusion capacity to 300,000 metric tons per year.

We do not have the ability to exercise any control over the day-to-day operations of AAG through our minority ownership interest. However, so long as we retain at least a 10% ownership interest of AAG, certain specified actions by AAG require our prior approval. For example, we must approve any issuance of any new shares or securities, any changes to the authorized or issued share capital, the incurrence of additional debt that would cause AAG’s aggregate debt to exceed HK $10.0 million and any capital expenditures in aggregate that exceed HK $15.0 million. If a disagreement arises between us and AAH with respect to any action requiring our consent, and we are unable to resolve this disagreement, we will have the right to sell our entire ownership interest in AAG to AAH. In the event we exercise this right, AAH will purchase our shares of AAG at a price agreed upon by us and AAH, or in the absence of such agreement, at a price determined by an independent international firm of accountants in accordance with the terms of the AAG shareholders agreement. If AAG commits a material breach of the shareholders agreement and does not remedy the breach within 30 days after we serve a default notice, we may exercise a call option to purchase all of AAH’s share of AAG at 95% of their fair value as determined by an international firm of accountants. If AAG incurs additional debt that does not cause AAG’s aggregate debt to exceed HK $10.0 million, we will be required to guarantee our pro rata share of such additional debt. We may also be required to guarantee certain indebtedness of AAG. See “Item 1A. Risk Factors—We may be required to guarantee certain indebtedness of AAG.”  AAG is required to distribute not less than 40% of its realized profits in each fiscal year to us and AAH. We are entitled to receive an annual cash dividend equal to our approximately 25% share of at least 40% of the net realized profits of AAG.

Pursuant to the stock purchase agreement with AAH, we have agreed not to engage in any competing aluminum extrusion activities in China so long as we have an ownership interest in AAG.

We also have a non-exclusive long-term supply arrangement with AAG to import aluminum extrusions. Purchases under this agreement are done by purchase order. This non-exclusive supply agreement with AAG provides for arms-length pricing, which is based on the prevailing three month forward price quoted on the LME at the time our order is confirmed plus a processing fee based on the complexity of the extrusion products. The agreement does not require us to purchase any specified quantity and does not require AAG to supply any specified quantity. We used AAG for approximately 87% and 93% of our total import volume in 2005 and for 2006, respectively. Our orders represented approximately 4.2% of AAG’s sales for its fiscal year ended June 30, 2006. See our combined financial statements and the related notes included elsewhere in this report.

Pricing and Hedging

We offer our customers four basic pricing alternatives. On approximately 90% of our shipment volume, we either pass on the cost of base aluminum directly to our customers or specifically hedge the cost of base aluminum that is charged to our customers. Our four pricing mechanisms and our estimates of the percentage of our shipment volume attributable to each are as follows:

•                    Formula pricing.   Formula pricing is based on:   (1) the prior month simple average of aluminum ingot cost published on the LME, (2) the MWP, which is the published prior month simple average of cost of aluminum shipping and warehousing, and (3) a conversion margin for our services, which is the negotiated cost for mill finish extrusion and any value-added services we provide. The cost published on the LME plus the MWP is referred to as the “base aluminum” cost. In formula pricing, the base aluminum cost is passed on to our customers. We use hedge instruments to mitigate our exposure to changes in the base aluminum price for the time period between our purchase of aluminum billet and when we process it for a customer order. Formula based pricing is a common form of pricing in the aluminum extrusion industry and represents approximately 65% of our shipment volume.

•                    Fixed price contracts.   With a fixed price contract, the customer is charged a flat price for a specific time period, and there is a fixed price for the base aluminum. We use hedge instruments traded on the LME to specifically hedge our exposure under fixed price contracts. We also attempt to manage our exposure to changes in the MWP through the use of hedge instruments. Fixed price contracts represent approximately 20% of our shipment volume.

•                    Spot pricing.   In spot pricing, the price for an aluminum extrusion is set in advance. We review the spot price monthly and adjust the spot price periodically for changes in the base aluminum price. Spot pricing is primarily used for customers who want the certainty of a price at order time but cannot commit to the volume required of a fixed price contract. Because the spot price is set in advance, spot pricing does not pass increases in the cost of base aluminum to the customer. Rather, we adjust spot prices as base aluminum costs increase. Spot pricing represents approximately 10% of our shipment volume.

•                    Toll conversion.   Toll conversion is an arrangement in which customers provide aluminum ingot to fill existing and future extrusion orders. When the extrusion is shipped, we bill only for the conversion margin on the extrusion. Toll conversion represents approximately 5% of our shipment volume.

Sales and Marketing

Traditionally, sales personnel worked at each manufacturing facility and were responsible only for the production of aluminum extrusions at their respective facilities. In 2002, we shifted our efforts from selling plant capacity to selling customer solutions by centralizing our sales effort and assigning sales personnel to a specific customer.

In 2004, we further refined our sales effort by segmenting the sales personnel by customer type as well as by service. We created a structure with three customer groups:  National, Regional and Indalex Direct. Separately, there is an international sales force responsible for promoting the Asia Secure program as well as working with customers that seek offshore sourcing solutions. This sales structure keeps the sales force focused on customers based on how those customers purchase from us.

Our sales force divisions are responsible for the three customer groups as follows:

•       The National Accounts division comprised ten accounts and approximately 24% of our shipment volume in 2006. The division markets to large, consolidated, multi-location buyers that typically require their suppliers to have nationwide sourcing, production and delivery capabilities.

These customers are serviced in multiple locations out of multiple facilities and are looking to set shared objectives and work with us as partners toward their goals. The primary goal of this division is to grow our business with these customers, by increasing account share, increasing sales of value-added services and increasing the use of outsourcing from China for some of their products.

•       The Regional Accounts division comprised approximately 1,800 accounts and approximately 67% of our shipment volume in 2006. The division focuses on medium to large customers that buy primarily based on plant location and relationships. This division solicits new accounts and also strives to grow account share with existing customers. A primary focus of the Regional Accounts division is to increase international business and develop incremental value-added solutions.

•       The Indalex Direct division comprised approximately 1,700 accounts and approximately 9% of our shipment volume in 2006. The division actively solicits new accounts that are smaller than the accounts served by the Regional Accounts division. A typical Indalex Direct customer purchases less than 200,000 pounds of extrusion annually and is generally less price sensitive than larger customers. These customers typically use aluminum for a small part of their end product and place more emphasis on on-time delivery. The Indalex Direct sales division generated approximately 400 new customers during 2006.

To further develop our relationship with customers we launched our Products Team in 2004. The Products Team is a group of field-based experts focusing on the fabrication, painting and anodizing businesses which report to each of the sales force groups.

Competition

Our competitors in the United States and Canadian market include Alcoa Inc., Norsk Hydro ASA, Sapa AB, Kaiser Aluminum Corporation and Tredegar Corporation. We also compete with approximately 120 to 150 small to mid-sized regional operators. The North American aluminum extruding industry is highly competitive, with pressure coming from international producers looking to grow their North American capabilities. Despite some recent consolidation, the aluminum extrusion industry remains fragmented, with a handful of major competitors and many smaller, regional and local operators. We have historically competed against fully integrated aluminum providers as well as other independent aluminum extruders.

We compete on the basis of product quality, on-time delivery performance and price, with price representing a more important factor for our larger customers and for sales of standard aluminum extrusions. Smaller OEM customers tend to be more concerned with on-time delivery, whereas larger customers that order large volume shipments tend to be more price sensitive.

In 2006, approximately 9% of the total aluminum extrusions sold in the United States and Canada were imported from China, up from less than 1% in 2000. While we expect this percentage to grow over the long term, we believe there are several constraints that will limit the penetration of Chinese imports to the United States and Canada. First, savings in labor and manufacturing costs must offset significant incremental freight and duty costs. Second, outsourcing to China is less cost effective in the production of low volume, customized extrusions. Third, certain types of aluminum extrusions do not fit easily or at all into standard shipping containers. While we believe that China will continue to be an opportunity to outsource certain products, we believe these constraints will limit the threat of losing U.S. customers to Chinese suppliers.

Employees

As of December 31, 2006, we had approximately 3,000 employees, approximately 1,900, or 64%, of whom were covered under union contracts. Our facilities are covered by 13 union agreements, with no one agreement covering more than 10% of our overall work force. The contract at our Mountaintop, Pennsylvania facility expired on March 1, 2006. Despite reaching an agreement with the union bargaining committee, the employees did not ratify the agreement, and the employees at this facility went on strike effective May 1, 2006. We finalized an agreement on May 5, 2006, and the employees at this facility returned to work that day. The contract covering our Niles, Ohio and Vancouver, British Columbia facilities were successfully renegotiated during 2006. Three more contracts will expire in 2007, including expirations of our contracts covering our Burlington, North Carolina and Calgary, Alberta facilities, which each expire on April 30, 2007. We have historically maintained satisfactory relations with all of our unions. We have experienced four work stoppages in the last ten years, including the one described above, and prior to that, a one-week work stoppage in Mississauga, Ontario in 2003. In January 2006, we successfully renegotiated the contract at our Mississauga plant and in April 2006, we successfully renegotiated the contract at our Modesto, California plant.

Backlog

We have a significant backlog of orders, which during the summer months is typically equal to more than our average monthly shipment volume during that period. The backlog allows us to effectively plan our production shifts and to transfer business around our network of facilities. Our backlog is generally lower in the winter months but generally does not fall below 60% of our monthly shipments during that period. As of December 31, 2006, our backlog had a value of approximately $77.0 million, all of which is expected to ship during fiscal 2007. As of December 31, 2005, our backlog had a value of approximately $82.0 million.

Environmental Matters

We are subject to extensive and evolving environmental laws, regulations and rules that have been enacted in response to technological advances and increased concern over environmental issues. These regulations are administered by the U.S. Environmental Protection Agency, or the “EPA,” and other federal, state and local environmental, transportation and health and safety agencies. We believe that over time there will continue to be increased legislation, regulation and regulatory enforcement actions.

In order to operate our business, we must obtain and maintain one or more permits for each of our facilities and comply with complex regulations and rules governing air emissions, waste water discharges, the use, storage, treatment and disposal of solid and hazardous wastes and other items which might affect environmental quality. As a result, we are, from time to time, required to make expenditures for pollution control equipment and for other purposes related to our permits and compliance. For example, by the end of 2007, certain of our manufacturing facilities, including those in Gainesville, Georgia; Montreal, Quebec; and Girard, Ohio may be required to comply with more stringent air emission regulations applicable to metal parts coating operations. Compliance with these regulations may require certain operational upgrades at these facilities. In addition, from time to time we are subject to enforcement actions or penalties for failing to comply with environmental regulations. For example, we paid an $80,000 penalty to the EPA in January 2005 to settle allegations that our facility in Modesto, California had failed to accurately report certain chemicals handled at that facility.

Among the laws that may affect us are the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or “CERCLA,” and analogous state laws that, in certain circumstances, may impose joint and several liability, without regard to fault, on persons who own or operate locations where there has been, or is threatened to be, a release of hazardous substances into the environment, as well as on persons who disposed of or arranged for the disposal of such substances at such locations. These persons may become liable for the costs of investigating and remediating contamination at these locations. There are often also substantial legal and administrative expenses incurred in dealing with remediation claims and activities. Hazardous substances have been detected at some of our current and former properties, as well as at sites to which we have sent wastes for disposal. As part of our environmental management program, we are currently involved in investigatory or remedial actions at certain of these properties. For example, we are currently conducting investigatory actions at our owned and operated facility in Watsonville, California and at a property that we formerly owned and operated as a manufacturing facility in Dayton, New Jersey. We have established a reserve in the amount of $1,190,000 to cover the cost of cleaning up contamination at these and certain other current and former properties. We have also been identified as potentially responsible party under CERCLA with respect to approximately nineteen offsite locations to which we sent waste materials for disposal in the past. We have established a reserve totaling $480,000 to cover our anticipated liabilities at certain of these sites.

We cannot predict what environmental legislation or regulations will be enacted in the future, how existing and future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist. Enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations could require additional expenditures by us, some of which could be material. We are not a party to any judicial or administrative proceedings relating to environmental issues.

ITEM 1A.                  RISK FACTORS

Risk Factors Related to the Notes

Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness, including the notes.

We are a highly leveraged company, and our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness, including the notes. The aggregate amount of our outstanding indebtedness was $328.6 million as of December 31, 2006. Our substantial indebtedness, combined with our other financial obligations and contractual commitments could have other important consequences to holders of the notes. For example, it could:

•                    make it more difficult for us to satisfy our obligations with respect to our indebtedness, including under the notes, and any failure to comply with the obligations of any of our debt instruments, including any financial and other restrictive covenants, could result in an event of default under the indenture governing the notes or under the agreements governing our other indebtedness which, if not cured or waived, could result in the acceleration of our indebtedness under the revolving credit facility and under the notes;

•                    make us more vulnerable to adverse changes in general economic, industry and competitive conditions and to adverse changes in government regulation;

•                    require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, including any indebtedness we may incur in the future, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•                    increase our interest expense if interest rates in general increase because all of our indebtedness under our revolving credit facility bears interest at floating rates;

•                    limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                    place us at a competitive disadvantage compared to our competitors that have less debt; and

•                    limit our ability to borrow additional amounts or to sell capital stock for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

Any of the above listed factors could materially adversely affect our business, cash flows, financial condition and results of operations.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

We may not generate sufficient cash to satisfy our debt service obligation. Our ability to make payments on and to refinance our indebtedness, including our revolving credit facility and the notes, and to fund our operations, working capital, capital expenditures and acquisitions will principally depend upon our ability to generate cash flow from operations in the future. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control. In addition, all of our indebtedness under our revolving credit facility bears interest at floating rates, and therefore if interest rates increase, our debt service requirements will also increase.

If we do not generate sufficient cash flow from operations or if future borrowings under our revolving credit facility or from other sources are not available to us in an amount sufficient to satisfy our debt service obligations, including payments on the notes, or to fund our other liquidity needs, we may have to take actions, such as refinancing or restructuring our indebtedness, including the notes, selling assets, reducing or delaying capital expenditures and acquisitions or seeking to raise additional capital, any of which could have a material adverse effect on our operations. Additionally, we cannot assure you that we will be able to effect any of these actions, if necessary, on commercially reasonable terms, or at all. Our ability to restructure or refinance our indebtedness, including our revolving credit facility and the notes, will depend on the condition of the capital markets and our financial condition at such time.

Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the credit agreement governing our revolving credit facility and the indenture governing the notes, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the notes or the revolving credit facility.

Despite our substantial indebtedness, we may still incur significantly more debt, which could further exacerbate the risks described above.

Although covenants under the credit agreement governing our revolving credit facility and the indenture governing the notes limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness, the terms of the credit agreement and the indenture permit us to incur significant additional indebtedness, including unused availability under our revolving credit facility, which could further exacerbate the risk that we may be unable to meet our debt service obligations. As of December 31, 2006, we had $95.3 million available for additional borrowing under our revolving credit facility (after giving effect to $55.7 million of borrowings and $10.4 million of outstanding undrawn letters of credit), all of which was first-priority secured, and therefore, effectively senior to the notes. In addition, neither the credit agreement nor the indenture prevent us from incurring obligations that do not constitute indebtedness as defined in those documents. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial indebtedness described above, including our possible inability to service our debt, would increase.

Indalex Holding Corp. is a holding company, and therefore its  ability to repay its indebtedness, including the notes, is dependent on cash flow generated by its subsidiaries and their ability to make distributions to Indalex Holding Corp.

In the event that Indalex Holding Corp. does not receive distributions from our subsidiaries, or to the extent that the earnings from, or other available assets of, its subsidiaries are insufficient, it may be unable to make required principal and interest payments on our indebtedness, including the notes. Indalex Holding Corp. is a holding company with no significant operations or material assets other than the capital stock of its subsidiaries. As a result, its ability to repay its indebtedness, including the notes, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to Indalex Holding Corp., by dividend, debt repayment or otherwise. Unless they are guarantors of the notes, its subsidiaries do not have any obligation to pay amounts due on the notes or to make funds available for that purpose.

Further, while Holdings and each of our domestic subsidiaries unconditionally guarantee the notes and the guarantees are secured on a second-priority basis by substantially all of the guarantors’ assets, such guarantees and the related security interests could be rendered unenforceable for the reasons described below. In the event that such guarantees and security interests were rendered unenforceable, the holders of the notes would lose their direct claim against the entities holding substantially all of our operating assets.

In addition, our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the notes. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. While the indenture governing the notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. For example, under the indenture governing the notes, Indalex Holding Corp.’s foreign subsidiaries are permitted to incur indebtedness in an aggregate amount not to exceed $15 million and the terms of such indebtedness may include, among other things, restrictions on their ability to make distributions to their parent entities and Indalex Holding Corp.’s foreign subsidiaries are permitted to incur purchase money indebtedness, subject to the limits described under “Description of the Notes,” that limits their ability to transfer the assets being financed.

In addition, Holdings also guarantees the notes. However, Holdings is also a holding company whose entire operating income and cash flow is derived from Indalex Holding Corp. and whose only material asset is the capital stock of Indalex Holding Corp. Therefore, you should not place undue reliance on Holdings’ guarantee in evaluating whether to invest in the notes.

There may not be sufficient collateral to pay all or any of the notes.

In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, the proceeds from any sale or liquidation of the collateral may be insufficient to pay our obligations under the notes, in full or at all, after first satisfying our obligations in full under the first-priority lien obligations and any other obligations secured by a first-priority lien on the collateral. Indebtedness under the U.S. portion of our revolving credit facility, guarantees by the guarantors of the notes of the indebtedness under the Canadian revolving credit sub-facility and obligations in respect of hedging obligations or certain cash management services are secured by (i) a first-priority lien on substantially all of the assets directly owned by Indalex Holding Corp. and each guarantor and (ii) a first-priority pledge of 100% of the capital stock of Indalex Holding Corp. and Indalex Holding Corp.’s domestic subsidiaries and of 65% of the capital stock of Indalex Holding Corp.’s foreign subsidiaries directly owned by Indalex Holding Corp. or any of its domestic subsidiaries. In addition, indebtedness under the Canadian revolving credit sub-facility is secured by substantially all of the assets of Indalex Holding Corp., each guarantor of the notes and certain foreign subsidiaries of Indalex Holding Corp. and by a first-priority pledge of 100% of the capital stock of Indalex Holding Corp., each guarantor of the notes and all foreign subsidiaries of Indalex Holding Corp. The notes are secured by a second-priority lien on the assets directly owned by Indalex Holding Corp. and each guarantor to the extent such assets secure the borrowings under our revolving credit facility and a second-priority pledge of 100% of Indalex Holding Corp.’s and its domestic subsidiaries’ capital stock and 65% of the capital stock of our foreign subsidiaries directly owned by Indalex Holding Corp. or any domestic subsidiary (in each case, subject to certain limitations). In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us or any existing or future domestic subsidiary, the assets and capital stock that are pledged as shared collateral securing the first-priority lien obligations and the notes must be used first to pay the applicable first-priority lien obligations in full before making any payments on the notes.

As of December 31, 2006, Indalex Holding Corp.’s senior indebtedness was $328.6 million, all of which was secured. Of the $328.6 million in secured indebtedness, $5.9 million were capital lease obligations, and $55.7 million were first-priority lien obligations and, therefore, effectively senior in right of payment to the notes. In addition, the credit agreement governing our revolving credit facility and the indenture governing the notes allow us to incur a significant amount of additional first-priority lien obligations, including the remaining availability of our revolving credit facility, and additional second-priority secured indebtedness in an amount that may be significant. Any additional indebtedness or obligations secured by a lien on the collateral securing the notes (whether senior to or equal with the second-priority lien of the notes) will adversely affect the relative position of the holders of the notes with respect to the collateral securing the notes.

The assets owned by our foreign subsidiaries are not part of the initial collateral securing the notes but certain of such assets do, as of the closing date, secure the Canadian Borrower’s borrowings under the Canadian revolving credit sub-facility. As of December 31, 2006, our foreign subsidiaries had $271.3 million of total assets and $235.4 million of total indebtedness and other liabilities, including trade payables. Our foreign subsidiaries are permitted to incur substantial indebtedness in compliance with the covenants under our revolving credit facility and the indenture governing the notes. Although the notes are secured by a second-priority pledge of 65% of the capital stock of Indalex Holding Corp.’s foreign subsidiaries directly owned by Indalex Holding Corp. or any of its domestic subsidiaries, in the event of a liquidation, bankruptcy or similar proceeding, the holders of notes would not receive any amounts with respect to the notes from the assets of such foreign subsidiary until after the payment in full of such foreign subsidiaries’ creditors, including preferred stockholders, and the lenders under our revolving credit facility. With respect to those assets that are not part of the collateral securing the notes but which secure other obligations, the notes are effectively junior to these obligations to the extent of the value of such assets.

There is no requirement that the holders of the first-priority lien obligations first look to these excluded assets before foreclosing, selling, or otherwise acting upon the collateral shared with the notes.

The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. By their nature, some or all of the pledged assets may be illiquid and may have no readily ascertainable market value. The value of the assets pledged as collateral for the notes could be impaired in the future as a result of changing economic conditions, our failure to implement our business strategy, competition and other future trends. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the notes. Any claim for the difference between the amount, if any, realized by holders of the notes from the sale of the collateral securing the notes and the obligations under the notes will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables.

Holders of notes will not control decisions regarding collateral.

The holders of the first-priority lien obligations control substantially all matters related to the collateral securing the first-priority lien obligations and the notes. To the extent shared collateral is released from securing the first-priority lien obligations, the second-priority liens securing the notes will also automatically be released. JPMorgan Chase Bank, N.A., the intercreditor agent under the intercreditor agreement and the collateral agent under the first-lien security agreements, is one of the principal lenders under our revolving credit facility. The holders of the first-priority lien obligations may cause the collateral agent to dispose of, release or foreclose on, or take other actions with respect to the shared collateral with which holders of the notes may disagree or that may be contrary to the interests of holders of the notes. In addition, the security documents generally provide that, so long as the first-priority lien obligations are in effect, the holders of the first-priority lien obligations may change, waive, modify or vary the security documents without the consent of the holders of the notes, provided that any such change, waiver or modification does not materially adversely affect the rights of the holders of the notes and not the other secured creditors in a like or similar manner.

Furthermore, the security documents generally allow us and our subsidiaries to remain in possession of, retain exclusive control over, to freely operate, and to collect, invest and dispose of any income from, the collateral securing the notes. In addition, to the extent we sell any assets that constitute collateral, the proceeds from such sale will be subject to the second-priority lien securing the notes only to the extent such proceeds would otherwise constitute “collateral” securing the notes under the security documents. To the extent the proceeds from any such sale of collateral do not constitute “collateral” under the security documents, the pool of assets securing the notes would be reduced and the notes would not be secured by such proceeds. In addition, if we sell any of our domestic assets which constitute collateral securing the notes and, with the proceeds from such sale, purchase assets which would not constitute collateral, the holders of the notes would not receive a security interest in such assets purchased.

The capital stock securing the notes will automatically be released from the second-priority lien and no longer be deemed to be collateral to the extent the pledge of such capital stock would require the filing with the SEC of separate financial statements for the Issuer or any of its subsidiaries.

Rule 3-16 of Regulation S-X promulgated by the SEC requires financial statements of an entity to be provided if the capital stock or other securities of such entity constitute collateral for a class of registered securities and if the greatest of the par value, book value or market value of such capital stock or securities equals 20% or more of the principal amount of the secured class of securities. As a result, the indenture governing the notes and the security documents provide that, to the extent that separate financial statements of Indalex Holding Corp. or any of its subsidiaries would be required by the rules of the SEC (or any other governmental agency) due to the fact that Indalex Holding Corp.’s or such subsidiary’s capital stock or other securities secure the notes, then such capital stock or other securities will automatically be deemed not to be part of the collateral securing the notes to the extent necessary to not be subject to such requirement. In such event, the security documents may be amended, without the consent of any holder of notes, to the extent necessary to release the second-priority liens on such capital stock or securities. The book value and market value of the capital stock of each of Indalex Holding Corp. and Indalex Inc. currently exceeds 20% of the aggregate principal amount of the notes. As a result, the pledge of the capital stock and other securities of these entities with respect to the notes is limited such that the percentage of the capital stock of each such entity that is pledged has a value of less than 20% of the aggregate principal amount of the notes. As of December 31, 2006 the net book value of the capital stock securing the notes was $59.3 million and the book value of all other property and assets securing the notes was $260.8 million.

Rights of holders of notes in the collateral may be adversely affected by bankruptcy proceedings.

The right of the collateral agent to repossess and dispose of the collateral securing the notes upon acceleration is likely to be significantly impaired by federal bankruptcy law if bankruptcy proceedings are commenced by or against us prior to or possibly even after the collateral agent has repossessed and disposed of the collateral. Consequently, rights of holders of notes in the collateral may be adversely affected by bankruptcy proceedings. Under the U.S. Bankruptcy Code, a secured creditor, such as the collateral agent, is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from a debtor, without bankruptcy court approval.

Moreover, bankruptcy law permits the debtor to continue to retain and to use collateral, and the proceeds, products, rents or profits of the collateral, even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security, if and at such time as the court in its discretion determines, for any diminution in the value of the collateral as a result of the stay of repossession or disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. In view of the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments under the notes could be delayed following commencement of a bankruptcy case, whether or when the collateral agent would repossess or dispose of the collateral, or whether or to what extent holders of the notes would be compensated for any delay in payment of loss of value of the collateral through the requirements of “adequate protection.” Furthermore, in the event the bankruptcy court determines that the value of the collateral is not sufficient to repay all amounts due on the notes, the holders of the notes would have “undersecured claims” as to the difference. Federal bankruptcy laws do not permit the payment or accrual of interest, costs and attorneys’ fees for “undersecured claims” during the debtors bankruptcy case.

Rights of holders of notes in the collateral may be adversely affected by the failure to perfect security interests in certain collateral acquired in the future.

The security interest in the collateral securing the notes includes domestic assets, both tangible and intangible, whether now owned or acquired or arising in the future. The failure to perfect the security interest in after-acquired collateral may result in the loss of the security interest therein or the priority of the security interest in favor of the notes against third parties. Applicable law requires that certain property and rights acquired after the grant of a general security interest can only be perfected at the time such property and rights are acquired and identified. The trustee or the collateral agent may fail to monitor our future acquisition of property and rights that constitute collateral, and the necessary action may not be taken to properly perfect the security interest in such after-acquired collateral.

Restrictive covenants in the credit agreement governing our revolving credit facility and the indenture governing the notes may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

Our credit agreement governing the revolving credit facility and the indenture governing the notes contain, and any future indebtedness of ours may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. Our credit agreement and the indenture, among other things, limit our ability to:

•                    incur additional indebtedness and guarantee indebtedness;

•                    pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments;

•                    enter into agreements that restrict distributions from restricted subsidiaries;

•                    sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;

•                    enter into transactions with affiliates;

•                    create or incur liens;

•                    enter into sale/leaseback transactions;

•                    merge, consolidate or sell substantially all of our assets;

•                    make investments and acquire assets;

•                    make certain payments on indebtedness;

•                    amend certain material agreements;

•                    issue certain preferred stock or similar equity securities; and

•                    change our fiscal year.

Also, the credit agreement governing our revolving credit facility requires us to maintain compliance with a fixed charge coverage ratio if either an average borrowing availability over a three-calendar-month period (or twelve-calendar-week period, as the case may be) or actual borrowing availability for four consecutive business days falls below $25.0 million. Our ability to comply with this ratio may be affected by events beyond our control, and we cannot assure you that we will meet this ratio.

The restrictions contained in the credit agreement governing the revolving credit facility and in the indenture governing the notes could adversely affect our ability to:

•                    finance our operations;

•                    make needed capital expenditures;

•                    make strategic acquisitions or investments or enter into alliances;

•                    withstand a future downturn in our business or the economy in general;

•                    engage in business activities, including future opportunities, that may be in our interest; and

•                    plan for or react to market conditions or otherwise execute our business strategies.

A breach of the restrictive covenants in the credit agreement governing our revolving credit facility or the indenture governing the notes, or our inability to comply with the fixed charge coverage ratio in the credit agreement, would have adverse consequences to you as a holder of the notes.

A breach of any of the restrictive covenants or our inability to comply with the fixed charge ratio if either an average borrowing availability over a three-calendar-month period (or twelve-calendar-week period, as the case may be) or actual borrowing availability for four consecutive business days falls below $25.0 million could result in an event of default under the credit agreement governing the revolving credit facility. If an event of default occurs that is not cured or waived, the lenders under the revolving credit facility may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, which would result in an event of default under the indenture governing the notes and could result in a cross default under any of our other material debt agreements.

If, when required, we are unable to repay or refinance our indebtedness under, or amend the covenants contained in, the credit agreement governing the revolving credit facility, or if a default otherwise occurs that is not cured or waived, the lenders under the revolving credit facility could elect to terminate their commitments thereunder, cease making further loans, declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable or institute foreclosure proceedings against those assets that secure the borrowings under the revolving credit facility. Any such actions could force us into bankruptcy or liquidation, and we cannot provide any assurance that we could repay our obligations under the notes in such an event.

Not all of our subsidiaries are guarantors and therefore the notes are structurally subordinated in right of payment to the indebtedness and other liabilities of our existing and future subsidiaries that do not guarantee the notes.

The guarantors include only Holdings and our existing and future domestic subsidiaries that incur indebtedness (subject to certain exceptions), and each of our foreign subsidiaries that enters into a guarantee of any of our senior indebtedness (other than indebtedness incurred by another foreign subsidiary). In addition, any subsidiary that we properly designate as an unrestricted subsidiary under the indenture governing the notes, will not provide guarantees of the notes. As of December 31, 2006, each of our domestic subsidiaries and none of our foreign subsidiaries guaranteed the notes.

The claims of creditors of any entity that does not guarantee the notes, including Indalex Limited and our foreign subsidiaries that guarantee the Canadian sub-facility portion of our revolving credit facility, will be required to be paid before the holders of the notes have a claim, if any, against those subsidiaries and their assets. Therefore, if there was a dissolution, bankruptcy, liquidation or reorganization of any such subsidiary, the holders of notes would not receive any amounts with respect to the notes from the assets of such subsidiary until after the payment in full of the claims of creditors, including preferred stockholders, of such subsidiary.

On a pro forma basis, after giving effect to the Honeywell Acquisition and the Transactions, the aggregate net sales and operating income of our non-guarantor subsidiaries were $376.0 million and $4.7 million, respectively, for the year ended December 31, 2005 and $450.6 million and $6.2 million, respectively, for 2006, and their total assets at December 31, 2006 was $271.3 million. As of December 31, 2006, our non-guarantor subsidiaries had $235.4 million of total indebtedness and other liabilities, including trade payables.

We may not be able to repurchase the notes upon any change of control as required by the indenture governing the notes, which would result in a default under the indenture governing the notes and would adversely affect our business and financial condition.

Upon the occurrence of a “change of control”, as defined in the indenture governing the notes, we will be required to make an offer to repurchase all outstanding notes at a price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest, and additional interest, if any, to the date of repurchase. We may not have sufficient funds available to make any required repurchases of the notes, and restrictions under our credit agreement governing our revolving credit facility may not allow that repurchase. If we fail to repurchase notes in that circumstance, we will be in default under the indenture governing the notes and, in turn, under our credit agreement.

In addition, the credit agreement governing our revolving credit facility provides that certain change of control events, including a change of control under the indenture governing the notes, will constitute an event of default. Such a default under our credit agreement would result in a default under the indenture governing the notes if the administrative agent or the lenders accelerate the debt under our revolving credit facility. In addition, any future credit agreement or other agreements relating to our indebtedness to which we become a party would likely contain similar provisions.

If we experience a change of control, we could seek to obtain a waiver of such default from the lenders or you as a holder of the notes or seek to refinance the indebtedness under our revolving credit facility and the notes. We cannot assure you, however, that we would be able to obtain a waiver or to refinance our indebtedness on commercially reasonable terms, if at all, and in the event we are unable to obtain such a waiver or to refinance our indebtedness on commercially reasonable terms, if at all, such default could result in all amounts outstanding under our revolving credit facility and the notes being declared due and payable.

Holders of notes may not be able to determine when a change of control has occurred.

Under the indenture, within 30 days following the date on which a change of control occurs, we are required to send holders of notes and the trustee a notice of the offer to repurchase the notes. In some cases, such as, for example, a sale of substantially all of our assets, holders of notes may not be able to determine when a change of control giving rise to the right to have us repurchase notes has occurred, which may adversely affect the ability of holders of notes ability to enforce this provision of the indenture.

The terms of the notes may not protect you if we enter into transactions including acquisitions, refinancings or other recapitalizations that would not constitute a change of control under the indenture.

We may enter into transactions including acquisitions, refinancings, recapitalizations or other highly leveraged transactions. Such a transaction may not be included in the definition of change of control in the indenture or otherwise restricted by the terms of the indenture but could increase the amount of indebtedness outstanding or otherwise affect our capital structure or credit ratings and may substantially impair our ability to repay the notes. In such an event, the indenture will not afford holders of notes protection from any adverse aspects of such transaction.

Federal and state statutes allow courts, under specific circumstances, to void the guarantees and security interests, subordinate claims in respect of the guarantees and security interests and require noteholders to return payments received from the guarantors.

The notes are guaranteed by Holdings and, subject to limited exceptions, each of Indalex Holding Corp.’s existing and future domestic subsidiaries that incurs indebtedness, and each of our foreign subsidiaries that enters into a guarantee of any of our senior indebtedness (other than indebtedness incurred by another foreign subsidiary). As of December 31, 2006, each of our domestic subsidiaries and none of our foreign subsidiaries guaranteed the notes on a second-priority secured basis. The issuance of the guarantees and the related security interest by any guarantor may be subject to review under state and federal laws if a bankruptcy, liquidation or reorganization case or a lawsuit, including in circumstances in which bankruptcy is not involved, were commenced at some future date by, or on behalf of, the unpaid creditors of such guarantor. Under the federal bankruptcy laws and comparable provision of state fraudulent transfer laws, a court may void or otherwise decline to enforce a guarantor’s guarantee or the related security interest, subordinate such guarantee to the guarantor’s existing and future indebtedness or take other action detrimental to the noteholders. While the relevant laws may vary from state to state, a court might do so if it found, among other things, that when the guarantor entered into its guarantee and the related security agreements or, in some states, when payments became due under such guarantee, the guarantor received less than reasonably equivalent value or fair consideration and either:

•                    the guarantor was insolvent, or rendered insolvent, by reason of such incurrence;

•                    the guarantor was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or

•                    the guarantor intended to incur, or believed or reasonably should have believed that the guarantor would incur debts beyond such guarantor’s ability to pay such debts as they mature.

The court might also void a guarantee or the related security interest of a guarantor without regard to any of the above factors, if the court found that the guarantor entered into its guarantee or the related security interest with actual intent to hinder, delay or defraud its creditors. In addition, any payment by a guarantor pursuant to its guarantee could be voided and required to be returned to such guarantor or to a fund for the benefit of such guarantor’s creditors.

A court would likely find that a guarantor did not receive reasonably equivalent value or fair consideration for such guarantee and the related security interest if such guarantor did not substantially benefit directly or indirectly from the issuance of the notes and the applicable guarantee and security interest thereunder. If a court were to void a guarantee and the related security interest, you would no longer have a claim against the applicable guarantor. Sufficient funds to repay the notes may not be available from other sources, including the remaining guarantors, if any. In addition, the court might direct you to repay any amounts that you already received from any guarantor.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•                    the sum of its existing debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

•                    the present fair saleable value of all of its assets were less than the amount that would be required to pay the probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•                    it cannot pay its debts as they become due.

The indenture governing the notes limits the liability of each subsidiary guarantor on its guarantee to the maximum amount that the subsidiary guarantor can incur without risk that the guarantee and the related security interest will be subject to avoidance as a fraudulent transfer. We cannot assure you that this limitation will protect the guarantees from fraudulent transfer attack or, if it does, that the remaining amount due and collectible under the guarantees would suffice, if necessary, to pay the notes when due.

To the extent a court voids any of the guarantees and the related security interest as fraudulent transfers or holds any of the guarantees or security agreements unenforceable for any other reason, holders of notes would cease to have any direct claim against the applicable guarantor. If a court were to take this action, the applicable guarantor’s assets would be applied first to satisfy the applicable guarantor’s liabilities before its remaining assets, if any, could be applied to the payment of the notes.

Risk Factors Related to our Business

The aluminum extrusion industry is cyclical and highly dependent on economic conditions of end-user markets in the United States and Canada, and the cyclicality and volatility of these markets could adversely affect us.

Our profitability depends in part on the varying economic and other conditions of the end-user markets we serve. All of the end-user markets we serve, including our two largest markets, the transportation and residential building and construction end-user markets, are subject to volatility and, as a result, our customers’ demand for our products may change due to changes in general and regional economic conditions, consumer confidence, the housing market, fuel and energy prices and availability, employment and income growth trends and interest rates, each of which are beyond our control. In the event of an economic downturn in any of the end-user markets we serve, our customers may delay purchase orders, extend seasonal shutdowns or discontinue operations at certain of their manufacturing facilities and otherwise reduce production levels. Any of these events would adversely affect our profitability and cash flows.

For example, in 2001, the 22% decline in shipment volume in the United States and Canada aluminum extrusion market had a negative impact on our net sales, which dropped 21%, and on our plant operating earnings, which dropped by more than half, compared to 2000. A significant portion of our net sales in the transportation end-user market is to manufacturers of truck trailers, which experienced shipment volume declines of 48% in the U.S. in 2001 from 2000, which was greater than the overall industry volume decline during the same period. The downturn from 2000 to 2001 was the most significant single year downturn since 1975, when our industry experienced a decline of approximately 31% in shipment volume compared to the prior year. There have been a few less significant single year downturns since 1975. Declines in shipment volume can have a disproportionate impact on our results of operations due to the fixed operating cost requirements inherent in our operations.

Demand for our products in the residential building and construction end-user market is driven by new residential construction and remodeling activity, which are impacted by demographic trends, interest rate levels, and overall economic conditions.  In recent years, we have experienced strong demand in this end-user market due to strong new housing starts, the increasing size of new homes and increased remodeling and repair activity.  However, after showing strong growth during recent years, that market slowed considerably during the second half of 2006, and our shipments to that market were down 26% in the fourth quarter of 2006 as compared to the fourth quarter of 2005.  According to data published by the U.S. Census Bureau, housing starts in the United States were down 32% year over year in the first two months of 2007.  Remodeling activity has slowed, as well.  We continue to believe that there is good long-term growth potential for the residential building and construction market, but we cannot be certain of when the current downturn in this market will end.

In the event of an economic downturn, we would also experience a higher level of bad debts that usually accompany a downturn. Any decrease in demand within one or more of our end-user markets may be significant and may last for a lengthy period of time. We cannot provide any assurance that future downturns in the economy will not adversely affect our profitability and as a result of the volatility in any of the end-user markets we serve, we may have difficulty increasing or maintaining our level of sales or profitability if we are not able to divert sales of our products to customers in other end-user markets when one or more of our end-user markets is experiencing a decline. In addition, we are not able to predict the timing, extent and duration of the economic cycles in any of the end-user markets in which we operate.

Our industry historically experiences a seasonally driven slow down, and we experience lower net sales from November through February. This slow down is largely due to the seasonal nature of the businesses for a large portion of our customer base, slower manufacturing during the holiday period, reduced year end inventory and slow ramp up by our customers. Cold weather during the winter months causes slow downs in the residential and commercial building and construction industry in Canada and the northern United States. As a result, quarter to quarter comparisons of our net sales, operating results and cash flows should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of expected results for a full year.

The markets for our products are highly competitive, and our inability to compete effectively in the aluminum extrusion industry could result in the loss of customers, which would have an adverse effect on our net sales, results of operations and cash flows.

The aluminum extrusion industry is fragmented and we face intense competition from regional, national and global companies in each of the end-user markets we serve. This competition could have an adverse effect on our net sales, results of operations and cash flows. Depending on the size of our customer and the type of product we sell, we compete on the basis of product quality, on-time delivery performance and price, with price representing a more important factor for our larger customers and for sales of standard aluminum extrusions. Our competitors include other independent aluminum extruders as well as certain vertically integrated aluminum companies that participate in the extrusion industry. Some of our competitors have greater financial and other resources than we do, and vertically integrated aluminum extruders may be able to obtain aluminum billet at lower prices than we can. Our competitors may foresee the course of market development more accurately than we do, produce similar products at a lower cost than we can or adapt more quickly to new technologies or industry and customer requirements.

We operate in a marketplace that is becoming more global, and the threat of lower cost imports is increasing. For example, imports of extrusions from China now represent approximately 9% of the United States and Canada aluminum extrusion market based on shipment volume, up from less than 1% in 2000. Chinese extrusions are typically good quality products that are priced lower than those manufactured in the United States and Canada. In the future, Chinese aluminum extruders may develop new ways of packaging and transporting aluminum extrusions that could mitigate the freight cost and other shipping limitations that we believe currently limit their ability to more fully penetrate the U.S. and Canadian aluminum extrusion market. If our customers in any of the end-user markets we serve shift their production outside the United States and Canada, then those customers would likely source aluminum extrusions overseas, and, as a result, our net sales and results of operations would be adversely affected.

If we are not able to continue to differentiate ourselves in ways other than by reducing prices, we may lose market share and suffer reduced profit margins. If our competitors lower their prices, it could inhibit our ability to compete for customers with higher value-added sales. If our product mix changed as a result of competitive pricing, it could have an adverse impact on our gross margins and profitability. In addition, our competitive position with the global aluminum extrusion industry may be affected by, among other things, the recent trend towards consolidation among our competitors. We cannot assure you that we will be able to compete successfully or that competition will not have a material adverse effect on our business.

The willingness of our customers to accept substitutes for our products could adversely affect our financial condition and results from operations.

Aluminum competes with other materials, such as vinyl, steel, plastics and glass, among others, for various applications in our end-user markets. In the past, customers have demonstrated a willingness to substitute other materials for aluminum. For example, over the past decade, vinyl, with its penetration of the residential window and door market, has been the most commonly used substitute for aluminum extrusions. Steel may be another substitute for aluminum if aluminum costs rise to such an extent that steel becomes a viable economic alternative for certain manufacturing needs, especially in the transportation market. If steel prices fall or if aluminum prices increase, steel could become more attractive to our customers than aluminum. The steel industry has responded to the increased use of aluminum as a substitute for steel by developing lighter weight steel products. Lighter weight steel products, lower steel costs or higher aluminum costs could slow or reverse the rate at which aluminum is used as a substitute for steel. An increase in the use of substitutes for aluminum extrusions could have a material adverse effect on our financial condition, cash flows and results from operations.

Equipment failures, delays in deliveries or catastrophic loss at any of our facilities could lead to production or service curtailments or shutdowns, which would have an adverse effect on our sales and results from operations.

We have 15 manufacturing facilities and two casting facilities in the United States and Canada. An interruption in production or service capabilities at any of these facilities as a result of equipment failure or other reasons could result in our inability to produce our products, which would reduce our net sales and results from operations. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations, could result in damage to our reputation or permanent loss of customers that seek out alternative suppliers. Furthermore, because many of our customers are, to varying degrees, dependent on deliveries from our facilities, customers that have to reschedule their own production due to our missed deliveries could pursue financial claims against us.

Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, adverse weather conditions or other events. We have experienced, and may experience in the future, periods of reduced production as a result of extrusion press failures, delays in aluminum billet deliveries, prolonged power outages, work stoppages or paint fires. If any of these events occur in the future, they could have a material adverse effect on our business, financial condition or results from operations. While we maintain insurance policies covering, among other things, physical damage, business interruptions and product liability, these policies may not cover all of our losses and we could incur uninsured losses and liabilities arising from such events. We have four facilities which each contribute from 10% to 21% of our plant operating earnings from manufacturing, and loss of or reduction in production at any of these facilities would have a material adverse effect on our results of operations. These facilities are located in Gainesville, Georgia; Burlington, North Carolina; Elkhart, Indiana; and Girard, Ohio;.

We rely on electricity and natural gas to produce our products, and rising costs or shortages of electric power and natural gas could adversely affect our results from operations and cash flows.

As part of the extrusion process, aluminum billets are heated by electric and gas heaters which require a large and continuous supply of electricity and natural gas. In addition, our two cast houses, which provide us with approximately 21% of our aluminum billets, use significant amounts of natural gas during the billet production process. Interruptions of electricity supply can result in lengthy production shutdowns, increased costs associated with restarting production and waste of production in progress. In extreme cases, interruptions of electricity supply can also cause damage to or destruction of our equipment and facilities. We do not maintain back-up generators or other sources of secondary power supply at any of our facilities. Electricity and natural gas costs were approximately $25.9 million in 2005, and approximately $31.2 million for 2006. While we have hedging arrangements that insulate us in the short term from the recent increases in natural gas prices, if the recent increases in natural gas prices continue, our financial results and cash flow will be significantly impacted. We do not have electricity contracts at some of our facilities, we do not have a guaranteed supply and we have experienced rolling power outages in the past. In addition, increases in fuel oil costs have a corresponding increase on our freight costs. Shortages of electrical generating capacity in our facilities or increases in energy costs could have a significant impact on our results of operations.

Rising costs of aluminum and disruptions in our aluminum supply could adversely impact our financial results.

The primary raw material in the manufacturing of aluminum extrusions is aluminum billets and ingot, which represented 63% of our cost of sales in 2005 and 66% of our costs of sales for 2006. We have entered into several long-term contracts with metal suppliers to purchase aluminum billet at the market price of base aluminum plus a negotiated billet premium. If our aluminum supply is disrupted, or if the cost of aluminum increases, our financial results could be adversely impacted. We cannot assure you that we will be able to renew these contracts when they expire, on terms that are favorable to us or at all.

We are subject to the short-term commodity risk of carrying aluminum in our inventory which we attempt to mitigate through the use of hedge instruments. Although we seek to time our hedges to coincide with the period we expect to carry our inventory, we may not accurately predict the timing in all cases. If we experience delays in production or shipments and the market price of base aluminum declines, we could experience a loss if we have not hedged our exposure to price increases correctly. In addition, because changes in base aluminum prices are generally passed through to our customers, but our customer billings are carried as receivables for a period of time, increases or decreases in base aluminum prices cause corresponding increases and decreases in reported net sales and fluctuations in working capital that are unrelated to the level of business activity. As base aluminum prices rise, which causes sales dollars to increase, our customer receivables and raw material inventory carrying value increase, having a negative impact on working capital, and, conversely, as prices and net sales fall, our working capital decreases. We expect that the recent increases in natural gas prices will affect the billet premiums charged by our suppliers, and since we do not pass the billet premium directly to our customers any unwillingness by our customers to accept higher prices for our products would have an adverse affect on our results of operations.

Recently, producers of base aluminum have incurred increased costs of production due to the rising price of energy and alumina, which have increased the price of base aluminum. Aluminum prices on the LME reached an eighteen-year high of $3,240 per metric ton as of May 11, 2006. To the extent we are not able to pass the full cost of base aluminum to customers and we are not able to effectively hedge our exposure to offset the effects of higher base aluminum costs, the increasing price of primary aluminum could materially affect our financial results. As a result of our increased leverage, our hedge counterparties may cease to trade aluminum futures with us or may choose not to offer credit to us. An inability to hedge our base aluminum price risk would have a negative impact on our financial results. We are subject to Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Statement Activities,” as amended, which requires us to record our hedge instruments at current market value, known as “mark to-market,” in our financial statements. The rules require us to recognize all derivative instruments on the balance sheet at fair value, while the physical position which created the need for the derivative, is not marked to market value. Due to volatile market prices of base aluminum, this mark-to-market adjustment can result in a material positive or negative adjustment to our operating earnings.

Any major disruption in the availability of aluminum may cause a shortage of aluminum billets and could adversely affect the billet premium we pay. For example, during 2004, a shortage of aluminum billets in the United States and Canada caused some of our competitors to have disruptions in supply which resulted in production outages, and we may face similar circumstances in the future. Furthermore, we purchased approximately 14% of our third party aluminum billet requirements from South America and the Middle East in 2006, and we intend to increase that percentage in the near future. Shipping billet from overseas suppliers increases transportation risk, and we may not be able to easily replace billet from our suppliers in South America or the Middle East with billet from other sources. Unexpected delays or losses in the delivery of foreign-sourced billet due to factors such as weather, work stoppages, theft, customs issues or war could cause one or more of our facilities to run out of billet. A shortage of aluminum billets or an increase in the billet premium could result in temporary or permanent facility shutdowns or higher costs that we may not be able to pass on to our customers, which would have a significant adverse impact on our financial results.

We have restructured our operations from time to time in the past, and expect to continue to do so from time to time in the future. The charges associated with these restructurings could materially and adversely affect our earnings and liquidity in future periods.

We have closed, consolidated or idled five plants since 1999. We have also worked to centralize our administrative and processing functions and have eliminated a significant number of administrative positions since 2000. As a result of these actions, we incurred restructuring charges of $2.9 million, $6.1 million, $0.5 million, and $1.8 million in 2003, 2004, 2005 and 2006, respectively. We currently employ over 3,000 employees and currently operate 15 extrusion facilities and two secondary remelt facilities, and within those facilities, operate 39 extrusion presses, nine paint lines and significant processing equipment. There is considerable variation in the age of our equipment and the productivity of our plants and presses. Some of our facilities also have overlapping customer bases and geographic coverage.  As a result, we expect to continue to restructure our operations from time to time in an ongoing effort to make our operations more productive and more profitable. While restructurings are designed to improve our operating results over time, restructuring charges may be incurred before the benefits, if any, are realized. As a result, we may incur material restructuring costs that adversely impact our profitability and liquidity in future periods. We have not finalized any restructuring plans for 2007, but expect to incur restructuring charges in 2007 within the range of charges that we have incurred over the past four years. Future restructurings may not be successful, and future restructuring charges may have a material adverse impact on our earnings and liquidity.

Our operations are subject to numerous complex and increasingly stringent environmental laws and regulations, and the costs of complying with environmental laws and regulations, including participation in assessments and cleanups of sites, are significant and will continue to be so for the future.

We are subject to a wide variety of federal, state and local environmental laws and regulations, including those governing air emissions, wastewater discharges, the generation, storage, handling, use and transportation of hazardous materials, and employee health and safety. From time to time, we are subject to fines or penalties assessed for alleged violations of environmental laws and to claims and litigation based upon those laws. For example, we paid an $80,000 penalty to the EPA in January 2005 to settle allegations that our facility in Modesto, California had failed to accurately report certain chemicals handled at that facility. As an owner of real property and a generator of hazardous wastes, we are also subject to laws imposing liability for the cleanup of contaminated property, including our currently and formerly owned or operated properties as well as offsite locations to which we have sent our wastes for disposal. Hazardous substances have been detected at some of our current and former properties, as well as at sites to which we have sent wastes for disposal. As part of our environmental management program, we are currently involved in investigatory or remedial actions at certain of these properties.

For example, we are currently conducting investigatory actions at our owned and operating facility in Watsonville, California and at a property that we formerly owned and operated as a manufacturing facility in Dayton, New Jersey. We have established a reserve in the amount of $1,190,000 to cover the cost of cleaning up contamination at these and certain other current and former properties. We have also been identified as a potentially responsible party under CERCLA with respect to approximately nineteen offsite locations to which we sent waste materials for disposal in the past. We have established a reserve totaling $480,000 to cover our anticipated liabilities at certain of these sites. The total cost of environmental assessment and remediation depends on a variety of regulatory, technical and factual issues, some of which cannot be anticipated. While we believe that our reserves are adequate to cover presently identified environmental liabilities, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites could result in additional costs. We cannot assure you that reserved amounts will be adequate to cover the ultimate costs of these liabilities or the costs of environmental liabilities that may arise or be identified in the future.

Furthermore, future environmental regulations are expected to impose stricter compliance requirements on the aluminum industry. For example, by the end of 2007, certain of our manufacturing facilities, including the facilities in Gainesville, Georgia; Montreal, Quebec, and Girard, Ohio, may be required to comply with more stringent air emission regulations applicable to metal parts coating operations. However, we cannot estimate the precise effect of these or other future changes to laws and regulations, and compliance with these or other future requirements may make it necessary, at costs which may be substantial and in excess of our estimates, to retrofit existing facilities with additional pollution-control equipment and to undertake new measures in connection with the storage, transportation and disposal of by-products and wastes. We are not a party to any judicial or administrative proceedings relating to environmental issues.

We have liabilities and expenses for pensions and other postretirement benefits and could be required to make unexpected contributions to our defined benefit plans as a result of adverse changes in interest rates and the capital markets, or if our assumptions relating to our employee workforce are inaccurate.

We provide a number of qualified and non-qualified and registered defined benefit pension and other postretirement benefit arrangements to certain union, non-union and executive employees in the United States and Canada and we could be required to make unexpected contributions to these plans. Based on our valuation as of December 31, 2006, the qualified and non-qualified and registered defined benefit pension had an unfunded liability of approximately $18.3 million on a projected benefit obligation basis. In addition, our unfunded benefit obligation with respect to other postretirement benefit obligations, was approximately $4.9 million as of December 31, 2006. In 2006, we made cash payments of $11.0 million and in 2007, we expect to make cash payments of $6.1 million for these benefit obligations. Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate a number of significant assumptions including the rate used to discount our future estimated liability, the long-term rate of return on plan assets and several assumptions relating to our employee workforce, including salary increases, medical costs, retirement age and mortality. Our results of operations, liquidity or stockholders’ equity in a particular period could be adversely affected because of additional required contributions to the pension and other postretirement benefit plans as a result of capital market returns that are less than their assumed long-term rate of return, by a decline in the interest rate used to discount our future estimated liability, increased funding requirements or other changes mandated by law or by changes in employee workforce assumptions. In addition, if we are required to make unexpected cash contributions to our pension plans in the future, we would be prevented from using such cash for other purposes, which may adversely affect our business.

We may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2006, we had approximately 3,000 employees, approximately 1,900, or 64%, of whom were covered under union contracts. The contract at our Mountaintop, Pennsylvania facility expired on March 1, 2006. Despite reaching an agreement with the union bargaining committee, the employees did not ratify the agreement, and the employees at this facility went on strike effective May 1, 2006. We finalized an agreement on May 5, 2006, and the employees at this facility went back to work that day. The contracts covering our Niles, Ohio and Vancouver, British Columbia facilities were successfully negotiated during 2006. Three more contracts will expire in 2007, including expirations of our contracts covering our Burlington, North Carolina and Calgary, Alberta facilities, which each expire on April 30, 2007. We may be unable to resolve any of these contract negotiations without work stoppages or significant increases in costs, which could have a material adverse effect on our financial condition, cash flows and operating results. We have experienced four work stoppages in the last ten years, including the one described above, and prior to that, a one-week work stoppage in Mississauga, Ontario in 2003. We cannot assure you that our relationships with our employees and their unions will be satisfactory or that we will not encounter further strikes, unionization efforts or other types of conflicts with labor unions or our employees. Further, existing union agreements may not prevent a strike or work stoppage at any of our facilities in the future.

We depend on the service of key individuals, the loss of whom could materially harm our business.

Our success will depend, in part, on the efforts of our executive officers and other key employees, including Timothy R.J. Stubbs, our Chief Executive Officer. Although we do not anticipate that we will have to replace any of our executive officers in the near future, the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition.

We are controlled by our principal equityholder, which has the power to take unilateral action.

Affiliates of Sun Capital own 90.4% of our common stock and 100% of our voting common stock, and, as a result, control our business affairs and policies. Three of our directors are employed by affiliates of Sun Capital. Circumstances may occur in which the interests of affiliates of Sun Capital could be in conflict with the interests of the holders of the exchange notes. In addition, affiliates of Sun Capital may pursue acquisitions, divestitures or other transactions that may, in their judgment, enhance their equity investment, even though such transactions might involve risks to holders of the exchange notes. See “Certain Relationships and Related Transactions” and “Security Ownership and Certain Beneficial Owners.”

Our investment in and relationship with AAG may face uncertainties.

We have a 25.01% ownership interest in Asia Aluminum Group Limited, or “AAG” by virtue of an investment by a prior owner. Any decrease or loss in the dividend we receive from AAG would negatively impact our cash flow. Our principal investment partner, Asia Aluminum Holdings Limited, or “AAH” was founded in 1992, and was a publicly traded company listed on the Main Board of the Stock Exchange of Hong Kong, until it was privatized in 2006. AAG is currently investing significant capital in a new facility in mainland China, and the significant cash requirement associated with this investment may decrease or eliminate AAG’s excess cash, which may decrease or eliminate cash available for payment of the annual dividend we would otherwise be entitled to receive. We do not have the ability to exercise any control over the day-to-day operations of AAG through our minority ownership interest. However, so long as we retain at least a 10% ownership interest of AAG, certain specified actions by AAG require our prior approval. If a disagreement arises between us and AAH with respect to any action requiring our consent, and we are unable to resolve this disagreement, we will have the right to sell our entire ownership interest in AAG to AAH. In the event we exercise this right, AAH will purchase our shares of AAG at a price agreed upon by us and AAH, or in the absence of such agreement, at a price determined by an independent international firm of accountants in accordance with the terms of the AAG shareholders agreement. If we were to sell our investment in AAG, we would lose our right to the annual cash dividend.

The operations of AAG are subject to the risks inherent in the aluminum extrusion industry, which may include: dependence on economic conditions of end-user markets; seasonal slowdowns in the end-user markets; the highly competitive nature of the aluminum extrusion industry; willingness of customers to accept substitutes for extrusions; equipment failures or catastrophic loss at any of our facilities; rising costs or shortages of electricity and natural gas; rising costs or shortages of aluminum billet; and labor stoppages. As a result of these factors, AAG’s profits may be reduced, which would eliminate cash available to pay the annual dividend or may adversely affect the ability of AAG to fund its operations through its cash flows from operations.

In addition, our investment in AAG is subject to risks and uncertainties inherent in international investments, which include, among other things:

•                    fluctuations in currency valuation;

•                    currency inconvertibility;

•                    expropriation and confiscatory taxation;

•                    laws relating to foreign investment;

•                    regulation or requirements for governmental approvals, permits and licenses; and

•                    political instability.

We may be required to guarantee certain indebtedness of AAG.

Pursuant to the AAG shareholders agreement, we agreed in certain limited circumstances upon the request of AAG’s lenders to provide guarantees of certain borrowings of AAG that were outstanding on June 8, 2001, the date we entered into the AAG shareholders agreement, in proportion to our approximately 25% equity ownership in AAG in the event that any of such borrowings are cancelled by a lender or are required by a lender to be restructured or renewed. We have not guaranteed or been asked to guarantee any borrowings of AAG under this provision since the execution of the AAG shareholders agreement on June 8, 2001. The aggregate U.S. dollar equivalent (based on exchange rates at December 31, 2006) of the borrowings we potentially could have been required to guarantee at the time we entered into the AAG shareholders agreement was our approximately 25% share of approximately $71.6 million, or approximately $17.9 million. Based on the information we have received from AAG to date, we believe that the borrowings have been cancelled, repaid, restructured or refinanced. Based on our interpretation of the AAG shareholders agreement, we believe that our potential obligation to guarantee any item of the specified borrowings applies only to the first such cancellation, restructuring or renewal thereof and is thereafter extinguished. As a result, based on the information we have received from AAG to date, we do not believe we could be required to guarantee any amounts outstanding as of the date hereof. Based on a different interpretation of the AAG shareholders agreement by the majority shareholder and based on information we have received from AAG to date, we believe the maximum U.S. dollar equivalent (based on exchange rates at December 31, 2006) of the borrowings we potentially could be required to guarantee at this time is our approximately 25% share of approximately $88.3 million, or approximately $22.1 million. While we believe that we have correctly interpreted the AAG shareholders agreement, the AAG shareholders agreement and our interpretation thereof are not free from doubt and, accordingly, we cannot assure you that the majority shareholder will not challenge our interpretation of the AAG shareholders agreement. If we were required to guarantee indebtedness of AAG and AAG were to default on such indebtedness, it could have a material negative impact on our liquidity position.

AAG and our other China sources are subject to risks which could affect our ability to effectively outsource aluminum extrusions from them.

Through our supply arrangement with AAG, we use AAG for approximately 93% of our total import volume, which amounted to approximately 5% of our shipment volume in 2006. AAG and our other China sources are subject to the risks of China’s political, social and economic environment, and these risks could affect our ability to effectively outsource aluminum extrusions from AAG and our other China sources. The role of the Chinese government in the Chinese economy is significant, and its policies toward economic liberalization could change, resulting in greater restrictions on the ability of AAG and other China sources to do business with us. The Chinese government could reduce its export subsidies, which would make it more costly for us to outsource aluminum extrusions to China. Aluminum extrusions from AAG and our other China sources are also subject to shipping and other transportation delays and risks, and there may be production disruptions as a result of construction or other delays at AAG’s new facility. If our China sources are unable to provide us with extrusions or if their shipments were to experience prolonged delays or suffer damages while in transit, we cannot assure you that we would be able to produce an equivalent shipment volume in our United States and Canada facilities. Our supply agreement with AAG does not require AAG to supply us with any specified quantity of extrusions. If the volume of extrusions AAG is willing to supply us were to decrease, we may not be able to enter into new supply arrangements with other suppliers in a timely manner to provide a sufficient volume of quality products at prices that are satisfactory to us.

Fluctuations in currency exchange rates may significantly impact our results of operations recorded in U.S. dollars and may materially adversely affect the comparability of our results between financial periods.

We have operations in Canada. Approximately 11% of our net sales in 2006 were made in Canadian dollars. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The U.S. dollar to Canadian dollar exchange rate may vary from the time we invoice the shipment and the time we are paid, which could result in a realized currency loss in our results of operations if we have not hedged our exposure to currency fluctuations correctly. In addition, we may set prices for our Canadian business in U.S. dollars and if these prices are not adjusted for changes in the relative values of the currencies, we could experience reduced operating margins. The U.S. dollar value of our sales in Canada varies with currency exchange rate fluctuations between the U.S. dollar and the Canadian dollar. The results of the operations and the financial position of our Canadian subsidiaries are reported in Canadian dollars and then translated into

U.S. dollars at the applicable exchange rates for inclusion in our combined financial statements. We report our results in U.S. dollars and our financial results are impacted by currency fluctuations between the U.S. dollar and the Canadian dollar. Changes in currency exchange rates could have an adverse effect on our reported results of operations. Upon consummation of the Transactions, we will have Canadian-dollar borrowings under our revolving credit facility. To the extent the U.S. dollar declines against the Canadian dollar, our interest expense for our Canadian dollar-denominated indebtedness will increase for financial reporting purposes. For a description of our indebtedness, see “Capitalization.”

We may experience difficulties operating as a stand alone company.

We have historically operated as a business unit of Novar plc and subsequently Honeywell. Prior to February 2, 2006, we had not operated as a stand-alone company, and we may experience difficulty operating as a stand-alone company. We received financial support and technical and administrative services from Novar plc and Honeywell, including certain risk management, tax, legal and treasury services. Although we believe we will be able to perform all of these services internally or through arrangements with third parties, we may not be able to obtain these services at comparable costs after February 2, 2006.

Because we have been able to leverage our structural integration with Novar plc and Honeywell in the past, the historical financial information included in this report may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company without the shared resources of Novar plc and Honeywell, as applicable, for the periods presented, and are not necessarily indicative of our future results of operations, financial position and cash flows.

We will incur substantial ongoing costs to comply with federal securities law requirements.

In connection with the registration of our 11 1/2% second-priority senior secured notes, we became subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our management, systems and resources and cause us to incur substantial ongoing costs. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns. Upon issuance of the exchange notes, we will begin to incur substantial ongoing costs as a result of having to comply with the Exchange Act and the Sarbanes-Oxley Act. We currently estimate that we will incur approximately $1.0 million of costs in 2007 and approximately $0.2 million of costs in 2008 as a result of having to comply with the Sarbanes-Oxley Act. We currently estimate that we will incur approximately $0.5 million of costs annually as a result of having to comply with the Exchange Act.

We may pursue strategic acquisitions, which could have an adverse impact on our business.

We may, from time to time, consider acquiring complementary companies or businesses. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

•                    the diversion of our capital and our management’s attention from other business issues and opportunities;

•                    difficulties in successfully integrating companies or businesses that we acquire, including personnel, financial systems and operations;

•                    material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as it is integrated into our operations; and

•                    the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business and financial condition.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including those entitled “Summary,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this report include, but are not limited to:

•                    the cyclicality of the aluminum extrusion industry in the United States and Canada as a result of its dependence on economic conditions of end-user markets in the United States and Canada, which has caused fluctuations in our shipment volume;

•                    seasonal slowdowns in the end-user markets we serve;

•                    competition in the markets for our products, and the risk we will be unable to compete effectively in the aluminum extrusion industry, which could result in the loss of customers;

•                    the risk that our customers will accept substitutes for our products;

•                    the risk of equipment failures, delays in deliveries or catastrophic loss at any of our facilities;

•                    the risk of rising costs or shortages of electricity and natural gas;

•                    the risk of rising costs or shortages of aluminum billet;

•                    the costs of complying with environmental laws and regulations, including participation in assessments and cleanups of sites;

•                    the risk that we may be required to make unexpected contributions to our defined benefit plans;

•                    employee workforce factors including the hiring and retention of key executives, collective bargaining agreements with union employees or labor stoppages;

•                    the risk that the interests of our principal equityholder could be in conflict with your interests as a holder of the notes;

•                    uncertainties regarding our investment in and relationship with AAG;

•                    the risk that we may be required to guarantee indebtedness of AAG;

•                    the risk that fluctuations in currency exchange rates will impact our results of operations;

•                    the risk that we will face difficulties operating as a stand alone company;

•                    the costs of complying with federal securities laws and regulations; and

•                    the risk that future acquisitions will have a negative impact on us.

All forward-looking statements attributable to Indalex or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report under the heading “Risk Factors.”

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We operate 39 extrusion presses, nine electrostatic paint lines and four anodizing lines. The following table provides selected information regarding our principal facilities:

Location	Operations	Approximate square footage	Number of presses	Ownership interest
Burlington, North Carolina	extrusion	270,000	4	owned
Calgary, Alberta	extrusion/painting/anodizing	56,000	1	owned
City of Industry, California	extrusion/casting	184,000	3	owned
Connersville, Indiana	extrusion	109,000	1	owned
Elkhart, Indiana	extrusion	79,000	3	owned
Gainesville, Georgia	extrusion/painting	315,000	5	owned
Girard, Ohio	extrusion/painting	240,000	3	owned
Kokomo, Indiana	extrusion	234,000	2	leased
Modesto, California	extrusion/painting/anodizing	124,000	2	owned
Montreal, Quebec	extrusion/painting	240,000	3	owned
Mountaintop, Pennsylvania	extrusion/anodizing	291,000	3	owned
Mississauga, Ontario	extrusion/painting	342,000	4	owned
Niles, Ohio	extrusion	32,000	2	owned
Vancouver, British Columbia	extrusion/painting	90,000	1	owned
Watsonville, California	extrusion/anodizing	135,000	2	owned
North York, Ontario	casting	56,000	—	owned

The casting facilities in City of Industry, California, which are connected to the extrusion facility, and North York, Ontario convert aluminum scrap and aluminum ingot purchased from third parties into aluminum billet. In 2006, 21% of the aluminum billet we used in production was supplied through those two casting facilities. Although we resold approximately 19 million pounds, or 10%, of our manufactured aluminum billet to third parties in 2006, which represented approximately 1% of our net sales in that year, the primary purpose of the cast operations is for internal supply. The benefit of maintaining cast operations is that scrap generated through the manufacturing process can be converted to aluminum billet in a cost-effective manner and re-used in production.

On January 5, 2007, we announced that we will close our Watsonville, California, extrusion facility by the end of April 2007. This closure results from our need to realign our production capacity with the needs of the market. Customers currently serviced from the Watsonville plant will be serviced from our Modesto, California facility.

ITEM 3.                LEGAL PROCEEDINGS

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. We believe that the outcome of each such proceeding or claim which is pending or known to be threatened will not have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of 2006.

PART II

ITEM 5.                MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our common stock.

Stockholders

There were approximately 23 owners of record of our common stock as of March 1, 2007.

Dividends

We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors deems relevant. In addition, our current financing arrangements effectively prohibit us from paying cash dividends for the foreseeable future.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information in connection with purchases made by us of shares of our common stock during the quarterly period ended December 31, 2006:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (October 2, 2006 through October 31, 2006)	—	—	—	—
Month #2 (November 1, 2006 through November 30, 2006)	90	$111.25	—	—
Month #3 (December 1, 2006 through December 31, 2006)	—	—	—	—

We did not repurchase any of our common stock as part of a stock repurchase program during the fourth quarter of 2006; however, we purchased 90 shares of our common stock from one of our employees.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth selected historical combined financial data for the periods ended and at the dates indicated below. We have derived the selected historical combined financial data as of December 31, 2003 and for the year ended December 31, 2003 from our audited combined financial statements and related notes. We have derived the selected historical combined financial data as of December 29, 2002 and for the year ended December 29, 2002 from our audited combined financial statements. We have derived the summary historical combined financial data as of December 31, 2004, and December 31, 2005 and for the year ended December 31, 2004 and the periods from January 1, 2005 to March 31, 2005 and April 1, 2005 to December 31, 2005 from our audited financial statements and related notes. We have derived the summary historical financial data as of December 31, 2006 and for the period from January 1, 2006 to February 1, 2006 and from February 2, 2006 to December 31, 2006 from our historical audited condensed consolidated financial statements included elsewhere in this report. In the opinion of management, such unaudited condensed combined financial data reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results for those periods. The combined results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any future period.

The selected historical combined financial data should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical combined financial statements and accompanying notes included elsewhere in this report.

	Predecessor 1				Predecessor 2		Succ- essor
				Fiscal Year Ended		Fiscal Year Ended
				December 31, 2005		Dec. 31, 2006
	Fiscal Years Ended			Period from Jan. 1, 2005 to	Period from April 1, 2005 to	Period from Jan. 1, 2006 to	Period from Feb. 2, 2006 to
	Dec. 29, 2002	Dec. 31, 2003	Dec. 31, 2004	March 31, 2005	Dec. 31, 2005	Feb. 1, 2006	Dec. 31, 2006
Statement of income data:
Net sales	$734,312	$748,468	$932,696	$239,849	$781,521	$100,019	$1,142,842
Costs and expenses:
Cost of sales(1)	75,588	684,043	854,386	221,542	727,799	95,127	1,058,677
Selling, general and administrative	75,576	47,450	52,619	15,593	35,933	5,548	54,966
Management fees to affiliates(2)	4,382	2,902	2,771	700	1,131	125	1,634
Amortization of intangibles	—	—	—	—	8,282	920	10,736
Other (income) expense	—	1,415	2,298	993	(825)	195	1,016
Restructuring charges(3)	2,467	2,897	6,086	694	(222)	—	1,772
Impairment of long-lived assets(4)	389	—	2,728	381	636	—	7,248
(Gain) loss on disposal of assets(5)	515	3,817	(675)	(274)	(146)	—	255
Mark-to-market on derivatives(6)	(2,505)	(4,167)	(3,638)	285	(1,200)	(3,619)	7,560
Total costs and expenses	722,627	738,357	916,575	239,914	771,388	98,296	1,143,864
Income (loss) from operations	11,685	10,111	16,121	(65)	10,133	1,723	(1,022)
Other income (expense):
Interest to affiliates—net(7)	(10,152)	(8,717)	(8,637)	(1,208)	(3,712)	—	—
External interest—net	(248)	58	50	—	(189)	(24)	(35,745)
Deferred financing costs	—	—	—	—	—	—	(2,220)
Income from equity method investment in AAG(8)	6,005	7,869	14,807	1,557	9,380	643	11,841
Affiliated acquisition fees	—	—	—	—	—	—	(5,475)
Dividend income from affiliates(9)	14,724	12,728	15,102	9,077	—	—	—
Income (loss) before income taxes	22,014	22,049	37,443	9,361	15,612	2,342	(32,621)
Income tax (benefit) provision	1,522	(2,295)	(5,808)	9	1,912	703	(8,723)
Income from continuing operations	20,492	24,344	43,251	9,352	13,700	1,639	(23,898)
Discontinued operations(10)	3,945	2,540	1,126	(50)	—	—	—
Net income (loss)	$24,437	$26,884	$44,377	$9,302	$13,700	$1,639	$(23,898)

	Predecessor 1				Predecessor 2		Succ- essor
				Fiscal Year Ended		Fiscal Year Ended
				December 31, 2005		Dec. 31, 2006
	Fiscal Years Ended			Period from Jan. 1, 2005 to	Period from April 1, 2005 to	Period from Jan. 1, 2006 to	Period from Feb. 2, 2006 to
	Dec. 29, 2002	Dec. 31, 2003	Dec. 31, 2004	March 31, 2005	Dec. 31, 2005	Feb. 1, 2006	Dec. 31, 2006
Balance sheet data (at end of period):
Cash and cash equivalents	$—	$18,550	$23,522	$17,775	$9,366	$1,192	$11,157
Working capital(11)	34,898	74,483	110,982	124,326	96,623	90,168	20,880
Total assets	869,470	885,910	895,278	658,903	618,392	622,453	597,683
Total debt	332,647	276,981	147,725	6,000	3,869	3,766	328,591
Total stockholders’ equity	365,771	439,123	561,852	431,501	423,106	412,764	89,398
Other financial and operating data:
Capital expenditures	$26,772	$21,480	$33,275	$8,770	$20,228	$3,006	$21,277
Cash flows provided by (used in) operating activities	64,242	35,327	47,363	(31,198)	58,032	3,346	31,288
Cash flows provided by (used in) investing activities	(60,071)	(20,684)	873	(8,032)	(18,189)	(3,006)	(434,476)
Cash flows provided by (used in) financing activities	(4,782)	2,821	(37,028)	30,596	(46,480)	(8,487)	414,151
Cash dividends received from AAG(12)	—	3,152	—	4,602	—	—	4,891
Ratio of earnings to fixed charges(13)	2.31x	2.60x	3.07x	8.06x	2.11x	9.13x	0.00x
Pounds shipped	520,039	532,000	617,088	154,698	470,887	52,456	603,151

(1)          The last-in, first-out (“LIFO”) method was used for purposes of determining the cost of certain aluminum extrusion inventories, which approximated 63%, 66%, 48%, 63%, 59% and 53% of total inventory at December 29, 2002, December 31, 2003 and 2004, March 31, 2005, December 31, 2005 and December 31, 2006, respectively.

(2)          Represents the amount of shared corporate services allocated to us by Novar plc and Honeywell and management fees payable to Sun Capital, as applicable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Transactions—Stand Alone Company.”

(3)          Represents restructuring charges: (i) for 2002, consisting primarily of severance costs related to two overhead reduction programs implemented in 2002; (ii) for 2003, severance and lease termination costs related to two overhead reduction programs implemented in 2003; (iii) for 2004, severance costs related to the 2003 overhead reduction program, severance costs related to an overhead reduction program implemented in 2004, and additional costs relating to the September 2004 closure of our Berlin, Connecticut facility, consisting primarily of severance costs; (iv) for the period from January 1, 2005 to March 31, 2005, $525 in severance costs and $169 in additional costs relating to our July 2005 closure of our Fostoria, Ohio facility; (v) for the period from April 1, 2005 to December 31, 2005, a reversal of $222 of the accrual for the Fostoria closure, as better information became available, enabling us to reduce the charge; and (vi) for the period from February 2, 2006 to December 31, 2006, a charge of $1,772 related to an overhead reduction program implemented in 2006.

(4)          Represents non-cash impairment charges: (i) for 2002 relating to the write down of machinery and equipment at our Ahoskie, North Carolina facility; (ii) for 2004, a write-off of long-lived fixed assets associated with the closure of our Berlin, Connecticut facility and the sale of our Ahoskie, North Carolina facility; (iii) for the period from January 1, 2005 to March 31, 2005, relating to our July 2005 closure of our Fostoria, Ohio facility; (iii) for the period from April 1, 2005 to December 31, 2005, relating to our Ahoskie, North Carolina facility, and (iv) for the period from February 2, 2006 to December 31, 2006, a write-down of our Winton, North Carolina plant resulting from the sale of that facility, a writedown of our Watsonville, California facility resulting from the coming closure of that facility, and a writedown related to the closure of one press at its Connersville, Indiana facility.

(5)          Represents non-cash gains and losses on disposals of fixed assets: (i) in 2002, a loss of $515 resulting from the sale of a portion of the acreage surrounding our City of Industry, California facility; (ii) for 2003, a loss of $3,366 resulting from our donation of extrusion and casting property at our Dolton, Illinois facility to the village of Dolton and a loss of $451 resulting from the sale of an extrusion press; (iii) for 2004, a gain of $1,225 resulting from the exchange of our Niles cast house for an extrusion facility in Connersville, Indiana and a loss of $556 resulting from the sale of an extrusion press and (iv) for the periods from January 1, 2005 to March 31, 2005, April 1, 2005 to December 31, 2005 and February 2, 2006 to December 31, 2006, gains and losses in the normal course of business.

(6)          Represents non-cash unrealized gains and losses on the mark-to-market of foreign currency contracts and aluminum hedges.

(7)          Represents interest on notes payable to affiliates arising from intercompany financing arrangements with Novar plc.

(8)          Consists of our approximately 25% investment in AAG, which is accounted for under the equity method.

(9)          Consists of dividends on non-voting preferred shares of other indirect wholly owned subsidiaries of Novar plc. These preferred shares were redeemed in connection with the Honeywell Acquisition.

(10)   For 2002, 2003 and 2004 and for the periods from January 1, 2005 to March 31, 2005 and April 1, 2005 to December 31, 2005, represents the operations of Brampton, which was sold in February 2004, and ITI, which was sold in July 2004.

(11)   Working capital means current assets minus current liabilities.

(12)   Represents cash dividends received from AAG. Under the stockholders agreement governing our investment in AAG, AAG is required to distribute not less than 40% of its net realized profits to AAH and us. We are therefore entitled to receive cash dividends equal to our approximately 25% share of at least 40% of the net realized profits of AAG. However, cash dividends declared in respect of a fiscal period are sometimes paid in a subsequent period. Due to this timing difference, dividends declared by AAG in respect of earnings for AAG’s fiscal year ended June 30, 2004 were not paid until 2005 and dividends declared by AAG in respect of earnings for AAG’s fiscal year ended June 30, 2005 were not paid until 2006. Cash dividends from AAG for 2004 are therefore reflected in our 2005 statement of cash flows. Cash dividends from AAG for 2005 are reflected in the 2006 statement of cash flows. The dividends presented here are also included in operating cash flows.

(13)   For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before provision for income taxes plus fixed charges. Fixed charges consist of interest expensed or capitalized and the portion of rental expense we believe is representative of the interest component of rental expense. Earnings before fixed charges were inadequate to cover fixed charges by $39,571 in the period from February 2, 2006 to December 31, 2006.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information of Indalex Holding Corp. contained in this report is the combined financial information of Indalex Inc., Indalex America Inc., Indalex West Inc., Indalex Aluminum Solutions Inc. and Indalex Limited and each of their consolidated subsidiaries. On December 31, 2004, Indalex Aluminum Solutions Inc., Indalex West Inc. and Indalex America Inc. were merged with and into Indalex Inc. On March 31, 2005, Honeywell acquired our former parent company, Novar plc. On February 2, 2006, Indalex Holding Corp. acquired all of the outstanding capital stock of Indalex Inc. and Indalex Limited in connection with the Holdings Acquisition.

The following discussion and analysis of our results of operations covers periods before the Transactions in most cases and, in some cases, before the Honeywell Acquisition on March 31, 2005. Accordingly, the discussion and analysis of these periods does not reflect the subsequent impact that the Honeywell Acquisition and the Transactions have had on our financial condition, results of operations and cash flows, including, in the case of the Transactions, our significantly increased debt levels and liquidity requirements. You should read the following discussion and analysis in conjunction with the information set forth under “Unaudited Pro Forma Condensed Combined Financial Data” set forth in exhibit 99 to this annual report on Form 10-K and “Item 6. Selected Financial Data” and our combined financial statements and the notes to those statements included elsewhere in this report.

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A. Risk Factors.” Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled “Item 1A. Risk Factors,” “Unaudited Pro Forma Condensed Combined Financial Data,” set forth in exhibit 99.1 to this annual report on Form 10-K “Item 6. Selected Financial Data” and our combined financial statements and related notes thereto included elsewhere in this report. See “Forward-Looking Statements.”

Overview

We are the second largest aluminum extruder, and the largest independent aluminum extruder, in the United States and Canada, based on shipment volume data compiled by the Aluminum Association and management estimates. Our aluminum extrusion products are widely used throughout industrial, commercial and residential applications. Unlike a typical commodity metals business, extruded aluminum products are typically customized to meet end-user specific requirements and underlying commodity prices are passed on to the customer. As a result, we are largely insulated from aluminum price volatility. In addition to aluminum extrusion, we also offer a broad range of services, including fabrication, painting and anodizing. In 2006, approximately 94% of our products were customized, made-to-order aluminum extrusions for use in a wide array of end-user markets, including the transportation, residential building and construction, electric and cable, commercial building and construction, consumer durables and machinery and equipment end-user markets, as well as through distribution channels.

The Transactions

The Holdings Acquisition

On September 16, 2005, the Indalex Holding Corp., a wholly-owned subsidiary of Indalex Holdings Finance, Inc., entered into a stock purchase agreement pursuant to which it agreed to acquire all of the outstanding capital stock of Indalex Inc. and Indalex Limited, subsidiaries of Honeywell International Inc., for a total purchase price of approximately $425.0 million in cash (subject to a post-closing working capital adjustment of $5.9 million). Indalex Holding Corp. is a holding company that is a wholly-owned direct subsidiary of Holdings, which is beneficially owned by affiliates of Sun Capital Partners, Inc. and certain other investors and members of our management team.

On February 2, 2006, concurrently with the closing of the Holdings Acquisition, the following events occurred. We refer to these events, together with the Holdings Acquisition and the use of the financing proceeds, as the “Transactions”:

•                    certain of the equity investors contributed approximately $111.3 million in cash in the form of an equity investment in Holdings, which was contributed to Indalex Holding Corp.;

•                    Indalex Holding Corp. and Indalex Limited entered into a five-year senior first-priority secured asset-based revolving credit facility providing for borrowings of up to $200.0 million, up to $80.0 million of which is available under a Canadian sub-facility (the “revolving credit facility”);

•                    Indalex Holding Corp. issued $270.0 million of the outstanding notes, which included $15.0 million of notes issued to Sun Capital Securities Offshore Fund, Ltd., an affiliate of the equity sponsor (the $15.0 million of notes were subsequently sold to unaffiliated purchasers on July 18, 2006); and

•                    Indalex Holding Corp. paid approximately $21.7 million of fees and expenses incurred in connection with the Transactions.

The Holdings Acquisition was accounted for using the purchase method of accounting. As a result, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of the Holdings Acquisition. The application of purchase accounting in connection with both the Holdings Acquisition and the Honeywell Acquisition (as defined below) resulted in new entities for reporting purposes. We refer to the Indalex entities prior to the Honeywell Acquisition as “Predecessor 1” and the Indalex entities following the Honeywell Acquisition and prior to the Holdings Acquisition as “Predecessor 2.” We refer to Indalex following the Holdings Acquisition as “Successor.”

As a result of the Transactions, we substantially increased our debt levels in comparison to historical periods. As a result, our interest expense will increase significantly in the periods following the consummation of the Transactions. As of December 31, 2006, we had $328.6 million of outstanding indebtedness (excluding unused availability of $95.3 million under our revolving credit facility). For the fiscal year ended December 31, 2005 and 2006, after giving pro forma effect to the Transactions, our pro forma cash interest expense would have been $36.7 million and $38.8 million, respectively. See “Item 1A. Risk Factors—Our substantial amount of indebtedness following this offering may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness, including the notes.”

The Honeywell Acquisition

Honeywell acquired our former parent company, Novar plc, on March 31, 2005. Historical financial data for the periods following the Honeywell Acquisition reflect the application of purchase accounting rules, which required Honeywell to allocate the total cost of the acquisition to the assets acquired and the liabilities assumed on the basis of their estimated fair values as of the closing date. For a description of the effects of purchase accounting related to the Honeywell Acquisition, see our audited combined financial statements included in this report. The application of purchase accounting in connection with the Honeywell Acquisition resulted in a new entity for reporting purposes.

As a result of the Honeywell Acquisition, Indalex Limited exercised a put option to sell its investment in preferred shares of Novar affiliates. The redemption value of the preferred shares was set at book value, in exchange for a Note receivable of $161.2 million. Novar plc declared a dividend to Indalex Limited of $9.1 million for dividends earned according to the shareholder agreement. The dividend was reflected on the statement of operations as dividend income for the period from January 1, 2005 through March 31, 2005.

Simultaneously with this transaction, Novar plc caused Indalex Limited to declare a non-cash dividend of $139.9 million to Novar plc. At the time, Indalex Limited had a loan outstanding with Novar plc of $30.4 million. The dividend to Novar plc represented the difference between the Note receivable of $161.2 million, plus dividends of $9.1 million owed to Indalex Limited; less the $30.4 million due owed by Indalex Limited to Novar plc. The dividend owed to Novar plc was accounted for as a reduction to retained earnings. All of the transactions were net settled and not settled in cash, so they are reported in the statement of cash flows as non-cash activities for the period from January 1, 2005 through March 31, 2005.

Stand Alone Company

We have historically operated as a business unit of Novar plc and subsequently Honeywell. The financial statements included in this report for periods prior to the Holdings Acquisition have been derived from the historical consolidated financial statements of Novar plc and, from March 31, 2005 through February 1, 2006, Honeywell, and include the assets, obligations and activities of indirect wholly-owned subsidiaries of Novar plc and Honeywell, as applicable. The historical financial information included in this report may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company without the shared resources of Novar plc or Honeywell for the periods presented, and may not be indicative of our future results of operations, financial position and cash flows. See our combined financial statements and related notes thereto included elsewhere in this report.

The historical combined financial statements included in this document include amounts specifically attributable to Indalex’s operations and a portion of Novar plc’s or Honeywell’s, as applicable, shared corporate general and administrative expenses, consisting of certain risk management, tax, legal and treasury services. In addition, a portion of Novar plc’s and Honeywell’s, as applicable, shared corporate general and administrative expenses that were not specifically identifiable to Indalex’s operations have been allocated to Indalex. Amounts allocated to Indalex are recorded in the income statements of Predecessor 1 and Predecessor 2 as “Management fees to affiliates.” Subsequent to the Holdings Acquisition, “Management fees to affiliates” reflects the management fee paid to Sun Capital as described below. In connection with the Holdings Acquisition, substantially all of the legacy corporate functions of Honeywell that were employed with respect to Indalex’s operations were retained by Honeywell. We now perform those services internally or through arrangements with third parties, and the costs are reflected in “Management fees to affiliates” and in additional “Selling, general and administrative expenses” in our income statements. The amounts allocated by Novar plc and Honeywell for 2003, 2004 and 2005 were $2.9 million, $2.8 million and $1.1 million, respectively.

In connection with this offer to exchange the notes, we will become subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. In anticipation of the issuance of the exchange notes, we have begun to incur substantial additional one time and ongoing costs as a result of having to comply with the Exchange Act and the Sarbanes-Oxley Act. See “Risk Factors—In connection with the offer to exchange the notes, we will incur substantial ongoing costs to comply with federal securities law requirements.” In addition, we will pay Sun Capital Partners Management III, LP, an affiliate of our equity sponsor, a management fee equal to the greater of (a) $1 million and (b) 2% of our EBITDA (as defined in the management services agreement) for a given fiscal year. We will also reimburse Sun Capital Partners Management III, LP for all reasonable out-of-pocket fees and expenses it incurs in performing financial and management consulting services under the management services agreement. See “Certain Relationships and Related Transactions—

Management Services Agreement,” “Unaudited Pro Forma Condensed Combined Financial Data” and “Risk Factors—We may experience difficulties operating as a stand alone company.”

For all periods presented prior to February 2, 2006, Indalex’s operations, excluding Indalex Limited and its subsidiaries, were included in the consolidated income tax returns of Novar USA Holdings Inc. The respective state corporate tax returns of each subsidiary were filed on a separate or combined entity basis. However, in the historical combined financial statements included in this report, income taxes have been provided based on a calculation of the income tax expense that would have been incurred if we had operated as a separate taxpayer. Indalex Limited and each of its subsidiaries filed separate tax returns. Income taxes have been provided for all items included in the combined statements of income included herein, regardless of when such items were reported for tax purposes or when the taxes were actually paid or refunded. From February 2, 2006, Indalex will be filing taxes as a stand-alone company and taxes have been provided for accordingly.

AAG Investment

We own a 25.01% interest in Asia Aluminum Group, an aluminum extruder in China, as a result of an investment made in 2001. Under the equity method of accounting, we recorded income from the investment in AAG of $7.9 million, $14.8 million, $10.9 million and $12.5 million in 2003, 2004, 2005 and 2006, respectively.

The dividends we receive from AAG have also benefited our cash flow. Pursuant to the shareholders agreement with AAG, we are entitled to receive dividends equal to our approximately 25% share of at least 40% of AAG’s net realized profits. Our proportionate share of these dividends was $3.1 million, $4.6 million and $4.9 million for AAG’s fiscal years ending June 30, 2003, 2004 and 2005, respectively. Cash dividends declared in respect of a fiscal period are sometimes paid in a subsequent period. We recognize these dividends in our cash flow statement in the period in which these dividends are received. Dividends declared by AAG in respect of earnings for AAG’s fiscal year ended June 30, 2004 were not paid until 2005 and dividends declared by AAG in respect of earnings for AAG’s fiscal year ended June 30, 2005 were not paid until the second quarter of 2006. Cash dividends from AAG for fiscal 2004 are therefore reflected in our 2005 statement of cash flows. We received the $4.9 million of dividends declared for AAG’s fiscal year ended June 30, 2005 in the second quarter of 2006.

Factors Affecting Our Results of Operations

End-User Market Demand

Our profitability depends in part on the varying economic and other conditions of the end-user markets we serve. All of the end-user markets we serve, including our two largest markets, the transportation and residential building and construction end-user markets, are subject to volatility and, as a result, our customers’ demand for our products may change due to changes in general and regional economic conditions, consumer confidence, weather, the housing market, fuel and energy prices and availability, employment and income growth trends and interest rates, each of which are beyond our control. These factors cause a significant increase or decrease in the demand for our products, which would impact our shipment volume and our operating profitability. No single end-user market drives our overall performance, and individual end-user markets are influenced by conditions in their respective industries.

Demand for our products in the transportation end-user market generally correlates positively with the overall economy. For example, during the economic downturn from 2000 to 2001, manufacturers of truck trailers experienced shipment volume declines of 48%, which caused a negative impact on our operating profitability. In the period of general economic recovery from 2001 to 2006, shipment volume to manufacturers of truck trailers grew by a compounded annual growth rate of 12%, and we believe that volume increased by 9% in 2006. Rising fuel costs have a positive impact on demand for aluminum extrusions in truck trailers, because it makes aluminum a desirable lightweight alternative to steel, although higher fuel costs tend to dampen demand in other transportation uses, such as recreational vehicles. Growth in imports from Asia has driven demand for truck trailers used to haul goods shipped from Asia from the coast to their destinations in manufacturing centers across the country. In other areas of the transportation end-user market, demographic trends can have an effect on the demand for our products. We expect the retirement of the aging “baby boom” generation to have a positive impact on demand for recreational vehicles.

Demand for our products in the residential building and construction end-user market is driven by new residential construction and remodeling activity, which are impacted by demographic trends, interest rate levels and overall economic conditions. In recent years, we have experienced strong demand in this end-user market due to strong new housing starts, the increasing size of new homes and increased remodeling and repair activity. However, after showing strong growth during recent years, that market slowed considerably during the second half of 2006, and our shipments to that market were down 26% in the fourth quarter of 2006 as compared to the fourth quarter of 2005.  According to data published by the U.S. Census Bureau, housing starts in the United States were down 32% year over year in the first two months of 2007.   Remodeling activity has slowed, as well.  We continue to believe that there is good long-term growth potential for the residential building and construction market, but we cannot be certain of when the current downturn in this market will end.

Pricing and Margin

The principal raw materials in the aluminum extrusion process are aluminum billets and ingot. Aluminum is a commodity and, as such, is valued based upon a variety of market driven factors The price of aluminum ingot is based on the base aluminum price, which consists of two components: the price quoted for primary aluminum ingot on the LME and the MWP. The price of aluminum billet is based upon the base aluminum price plus the “billet premium,” which is a cost that is added to the base aluminum price and represents the charge from the smelter for converting aluminum ingot to billet. We manage the risk of base aluminum price increases through one of four pricing mechanisms and through several hedging programs. Our four pricing mechanisms and our estimate of the percentage of our shipment volume attributable to each are as follows:

•                    Approximately 65% of our shipment volume is priced by a formula pricing mechanism based on the prior month’s base aluminum price plus a conversion margin for our services. We use hedge instruments to mitigate our exposure to changes in the base aluminum price for the time period between our purchase of aluminum billet and when we process it for a customer order.

•                    For approximately 20% of our shipment volume we enter into contracts for a specified period to provide customers with a fixed price for the aluminum. We use hedge instruments traded on the LME to specifically hedge our exposure under fixed price contracts.

•                    Approximately 5% of our shipment volume is made through tolling arrangements in which customers provide aluminum ingot to us for extrusion and separately pay for our aluminum extrusion and other services.

•     The remaining 10% of our shipment volume is based on a spot price set by us. We review the spot price monthly and adjust the spot price periodically for changes in the base aluminum price.

We separately negotiate the billet premium we pay, and changes in the billet premium we pay affect our gross margins.

We charge our customers a “conversion price,” which is based upon our costs to produce, including non-aluminum raw materials costs, the billet premium we pay, shipping costs and what we charge for our services. We change the conversion price periodically to reflect changes in competitive pricing or escalating costs, or to enhance our operating margin, which can have a positive impact on our profitability. Conversion price adjustments were relatively infrequent until 2004. Since that time, increasing raw material, freight and energy costs have resulted in more frequent conversion price changes. Some of our conversion price increases have not been well-received by our customers. For example, in 2004, we raised our conversion prices due to billet shortages, and in 2005, we selectively scaled back some conversion prices in response to customer feedback. More recent price increases implemented in 2006 have been generally well accepted.

Our gross margin is also impacted by factors such as product mix, shipping costs, scrap rates and labor costs. Gross margins vary depending on the type of customer, shape complexity and the amount of additional services provided, such as painting, anodizing and fabrication, and the extent to which we outsource from China. In general, our margins improve as we increase the level of shape complexity and services provided. In addition, scrap rates are relatively high in our industry, and high scrap rates negatively impact our gross margins. Labor costs, which are difficult to reduce in the short term, are impacted by benefits, workers compensation and base wage rate changes as well as changes in productivity.

Hedging

The price of aluminum ingot is primarily set by supply and demand balance on the London Metal Exchange, and is subject to periodic short-term fluctuations. We are largely insulated from this price volatility because the cost of aluminum ingot is generally passed on to our customers based upon prices established on the LME. Aluminum price volatility impacts our working capital levels significantly. Some of our pricing mechanisms, such as spot pricing, can create short-term price risk on the base aluminum component of sales, which we seek to mitigate through the use of financial derivatives. Under accounting principles generally accepted in the United States, these derivatives are required to be marked to market monthly, which can have a significant short-term impact on our operating results, but does not have a corresponding effect on our cash flows.

We purchase natural gas used for heating during the extrusion process from a third party using 36-month forward purchase contracts that we enter into on a monthly basis. While this hedging program has insulated us from recent increases in natural gas prices, it could have the opposite impact if natural gas prices decline and our forward purchase price is higher than the market price in the month of purchase. We build higher energy costs into our conversion margin, but short terms fluctuations in fuel costs can affect our operating results by increasing our costs of sales. Because Indalex does not own the derivatives, we do not record mark-to-market gains and losses for natural gas.

Seasonality and Cyclicality

We have historically experienced increased demand for our products from March through October and reduced demand for our products and lower net sales from November through February. This slow down is largely due to the seasonal nature of the businesses for a large portion of our customer base, slower manufacturing during the holiday period, accompanied by reductions in year end inventory levels and slower ramp up by our customers. Cold weather during the winter months causes slow downs in the residential and commercial building and construction industry in Canada and the northern United States. As a result, we have excess plant capacity during this time, which usually results in reduced operating results during these months. However, during these months our working capital requirements decline.

Working capital typically declines during downturns as a result of lower levels of customer receivables. Reductions in working capital mitigate the cash impact of cyclical or seasonal downturns. Conversely, periods of strong demand require greater levels of working capital.

Globalization

Imports of extrusions from China currently represent approximately 9% of the United States and Canadian aluminum extrusion market, up from less than 1% in 2000. We believe Chinese suppliers have the ability to increase their market share in the U.S. and Canadian market by at least one percentage point per year. Increased direct participation in the U.S. and Canadian market by extruders in other countries would increase competition, which could adversely affect our operating results.

Globalization of the aluminum extrusion industry also represents an opportunity for us to outsource high volume labor-intensive extrusions to lower-cost providers. We currently outsource approximately 6% of our annual shipment volume to aluminum extruders in China. Outsourcing to China has increased our shipment volume of lower-margin products and has increased our total operating profit.

Restructuring

We incurred restructuring expense of $1.8 million related to an overhead restructuring program initiated in September 2006. The program resulted in the termination of 32 employees.

We have historically restructured our overhead and plant operations on an ongoing basis. Since 2002 we have closed two facilities, consolidated certain shared services organizations and scaled back our fixed administrative and plant overhead. Severance, relocation and other restructuring cost levels have been significant but provide for a lower cost structure going forward, positively impacting operating results. The driving rationale behind our closures is moving volume from less efficient operations to more cost effective facilities.

In July 2005, we closed our extrusion press in Fostoria, Ohio, after refurbishing a press in our Connersville, Indiana facility. Also during 2005, we relocated our Canadian credit and payables functions to Girard, Ohio, reducing overhead costs through lower staffing and lower average wages. We incurred cash restructuring charges of $0.5 million for the 2005 programs and carryover programs from prior years.

In October 2004, we closed our two-press Berlin, Connecticut extrusion operation after relocating one press to our Montreal, Quebec facility. Also in 2004, we relocated our U.S. credit and payables functions from Bannockburn, Illinois, to Girard, Ohio and significantly restructured our administrative management team resulting in large charges. In addition, we began the process of consolidating our customer service organization in order to reduce costs and enhance service by providing our customers with a “one-stop shop” for customer services related issues. We incurred cash restructuring charges of $6.1 million for the 2004 programs and carryover programs from prior years.

In 2003, we incurred cash restructuring charges of $2.9 million predominantly related to fixed overhead charges. In 2002, we incurred cash restructuring charges of $2.5 million related to fixed overhead charges and a small carryover of plant closure charges related to our Dolton, Illinois extrusion plant closure. For more information on our restructuring programs, please see footnote 8 to our audited combined financial statements.

Unaudited Pro Forma Condensed Combined Financial Data

We derived unaudited pro forma condensed combined financial data by applying pro forma adjustments to the historical year-end combined financial statements of Indalex included elsewhere in this report. The unaudited pro forma condensed combined statements of operations data for the periods presented give effect to the Honeywell Acquisition and the Transactions, including the offering of the outstanding notes, and the application of the net proceeds therefrom, as if the Honeywell Acquisition and the Transactions had occurred at the beginning of the periods presented. For a description of the assumptions underlying the adjustments to the pro forma condensed combined financial data, please see Exhibit 99.1 – Unaudited Pro Forma Condensed Combined Financial Data.

The Honeywell Acquisition was accounted for under purchase accounting. As a result, a portion of the total cost of the Honeywell Acquisition was allocated to our assets and liabilities based upon their fair value as of March 31, 2005, the date of the Honeywell Acquisition. The pro forma adjustments for the Honeywell Acquisition give effect to these purchase accounting adjustments as of the first day of the periods presented. We have also accounted for the Holdings Acquisition under the purchase method of accounting. The pro forma adjustments related to the purchase price allocation in connection with the Holdings Acquisition are subject to finalization of the tax indemnification and based on information obtained to date. The actual purchase accounting adjustments described in the accompanying notes may differ from those reflected in these unaudited pro forma condensed combined financial statements. The actual amounts that we record based on our final allocation of the purchase price, after giving effect to the tax indemnification, may differ materially from those recorded in our unaudited pro forma condensed combined financial data.

The unaudited pro forma condensed combined financial data is for informational purposes only and should not be considered indicative of actual results that would have been achieved had the Honeywell Acquisition or the Transactions been consummated on the date or for the periods indicated and do not purport to indicate results of operations as of any future date or any future period.

Results of Operations

The following table sets forth the results of operations of Indalex for the years ended December 31, 2003 and 2004, and for the periods from January 1, 2005 to March 31, 2005, from April 1, 2005 to December 31, 2005, from January 1, 2006 to February 1, 2006 and from February 2, 2006 to December 31, 2006. The data for the years ended December 31, 2003 and 2004 and for the period from January 1, 2005 to March 31, 2005 have been derived from the audited combined financial statements of Predecessor 1. The data for the periods from April 1, 2005 to December 31, 2005 and from January 1, 2006 to February 1, 2006 have been derived from the audited condensed combined financial statements for Predecessor 2. The data for the period from February 2, 2006 to December 31, 2006 have been derived from the audited condensed consolidated financial statements for Successor.

	Predecessor 1			Predecessor 2		Successor
			Fiscal Year Ended December 31, 2005		Fiscal Year Ended December 31, 2006		Pro Forma
	Fiscal Year Ended December 31, 2003	Fiscal Year Ended December 31, 2004	Period from January 1, 2005 to March 31, 2005	Period from April 1, 2005 to December 31, 2005	Period from January 1, 2006 to February 1, 2006	Period from February 2, 2006 to December 31, 2006	Year Ended December 31, 2005 (1)	Year Ended December 31, 2006 (1)
Statement of income data:
Net sales	$ 748,468	$932,696	$239,849	$781,521	$100,019	$1,142,842	$1,021,370	$1,242,861
Costs and expenses:
Cost of sales	684,043	854,386	221,542	727,799	95,127	1,058,677	945,507	1,146,041
Selling, general and administrative	47,450	52,619	15,593	35,933	5,548	54,966	51,725	60,794
Management fees to affiliates	2,902	2,771	700	1,131	125	1,634	1,255	1,734
Amortization of intangibles	—	—	—	8,282	920	10,736	11,570	11,700
Other (income) expense	1,415	2,298	993	(825)	195	1,016	1,237	468
Restructuring charges	2,897	6,086	694	(222)	—	1,772	—	1,772
Impairment of long-lived assets	—	2,728	381	636	—	7,248	—	7,248
(Gain) loss on disposal of assets	3,817	(675)	(274)	(146)	—	255	—	255
Mark-to-market on derivatives	(4,167)	(3,638)	285	(1,200)	(3,619)	7,560	(915)	3,941
Total costs and expenses	738,357	916,575	239,914	771,388	98,296	1,143,864	1,010,379	1,233,953
Income (loss) from operations	10,111	16,121	(65)	10,133	1,723	(1,022)	10,991	8,908
Other income (expense):
Interest to affiliates—net	(8,717)	(8,637)	(1,208)	(3,712)	—	—	—	—
External interest—net	58	50	—	(189)	(24)	(35,745)	(36,728)	(38,830)
Deferred financing costs	—	—	—	—	—	(2,220)	(2,424)	(2,422)
Income (loss) from equity method investment in AAG	7,869	14,807	1,557	9,380	643	11,841	10,937	12,484
Affiliated acquisition fees	—	—	—	—	—	(5,475)	—	(5,475)
Dividend income from affiliates	12,728	15,102	9,077	—	—	—	—	—
Income (loss) before income taxes	22,049	37,443	9,361	15,612	2,342	(32,621)	(17,224)	(25,335)
Income tax (benefit) provision	(2,295)	(5,808)	9	1,912	703	(8,723)	(13,093)	(6,333)
Income (loss) from continuing operations	24,344	43,251	9,352	13,700	1,639	(23,898)	(4,131)	(19,002)
Discontinued operations	2,540	1,126	(50)	—	—	—	—	—
Net income (loss)	$ 26,884	$44,377	$9,302	$13,700	$1,639	$(23,898)	$(4,131)	$(19,002)
Other operating data:
Pounds shipped	532,000	617,088	154,698	470,887	52,456	603,151	625,585	655,607

(1)             Please see “Exhibit 99.1—Unaudited Pro Forma Condensed Combined Financial Data” for more information.

Results of Predecessor 2 for the period from January 1, 2006 to February 1, 2006

Net sales.   Net sales were $100.0 million for the period from January 1, 2006 to February 1, 2006, with shipments of 52.5 million pounds and an average selling price of $1.91 per pound.

Cost of sales.   Cost of sales was $95.1 million for the period from January 1, 2006 to February 1, 2006, with an average cost of $1.81 per pound shipped.

Selling, general and administrative expenses.   Selling, general and administrative expenses were $5.5 million for the period from January 1, 2006 to February 1, 2006.

Results of Successor for the period from February 2, 2006 to December 31, 2006

Net sales.   Net sales were $1,142.8 million for the period from February 2, 2006 to December 31, 2006, with shipments of 603.2 million pounds and an average selling price of $1.89 per pound.

Cost of sales.   Cost of sales was $1,058.7 million for the period from February 2, 2006 to December 31, 2006, with an average cost of $1.76 per pound shipped.

Selling, general and administrative expenses.   Selling, general and administrative expenses were $55.0 million for the period from February 2, 2006 to December 31, 2006.

Pro Forma Year Ended December 31, 2006 Compared to Pro Forma Year Ended December 31, 2005

Net sales.   Net sales were $1,242.9 million for the pro forma results for 2006. Shipments were 655.6 million pounds, at an average selling price of $1.90 per pound. Shipment volume grew in the year ended December 31, 2006 as a result of strong market demand, particularly in the Transportation, Residential Building and Construction, and Commercial Building and Construction end-user markets. Conversion margin was up 2.7 cents per pound in the year ended December 31, 2006 as compared to the prior year. Net sales were positively impacted by higher average base aluminum prices which are largely passed on to our customers. Base aluminum prices increased on  average by 33.0% in the year ended December 31, 2006 as compared to the prior year. The  increase in the relative value of the Canadian dollar versus the U.S. dollar resulted in an increase in net sales of $23.1 million.

Cost of sales.   Cost of sales for the pro forma year ended December 31, 2006 was $1,146.0 million or 21.2% higher than 2005. During the period, we experienced higher base aluminum prices, higher volume, and, to a lesser extent, higher energy costs, partially offset by lower unit labor costs as compared to the prior year. We increased our conversion prices in 2006 to counteract the higher freight, natural gas and electricity costs.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the pro forma year ended December 31, 2006 was $60.8 million or 17.5% higher than 2005. During the period, we incurred $4.7 million in one-time costs related to the Transactions and the registration of the 11 1/2% Notes, an increase of $1.8 million in employee incentive compensation, and an additional $0.7 million in costs of being a stand alone company.

Management fees to affiliates.   Management fees to affiliates for the pro forma year ended December 31, 2006 were $1.7 million. Management fees to affiliates reflects expenses of $1.0 million annually, or 2% of our EBITDA, whichever is greater, payable to an affiliate of Sun Capital Partners.

Amortization of intangibles.   Amortization of intangibles for the pro forma year ended December 31, 2006 was $11.7 million. As a result of the Transactions, we acquired $89.0 million of intangibles, including trademark and customer lists, which are being amortized over their useful life using a declining balance method.

Impairment of long-lived assets.   Impairment of long-lived assets for the pro forma year ended December 31, 2006 was $7.2 million, as a result of an impairment charge of $3.4 million related to the closure of our Watsonville, California plant; an impairment charge of $2.7 million related to the sale of our Winton, North Carolina plant, a charge of $0.5 million related to the closure of a press at our Connersville, Indiana plant, and a charge of $0.4 million related to our closed Fostoria, Ohio plant.

Other (income)/expense.   Other expense for the pro forma year ended December 31, 2006 was $0.5 million, which included expenses related to foreign currency losses of $0.4 million for certain of our Canadian assets and liabilities due to increases in the Canadian dollar versus the U.S. dollar and $0.1 of other miscellaneous expenses.

Mark-to-market on derivatives.   In accordance with FAS 133, we recorded a loss on our forward aluminum hedging contracts of $3.9 million for the pro forma year ended December 31, 2006 due to lower market prices in relation to the price at which we established our hedges.

Income from operations.   Income from operations for the pro forma year ended December 31, 2006 was $8.9 million, or $2.1 million lower than 2005, primarily as a result of higher asset impairment expenses, higher mark-to-market expenses, one time costs related to the transactions and higher restructuring costs, partially offset by higher shipment volumes and higher conversion margins.

Interest expense.   Interest expense for the pro forma year ended December 31, 2006 was $38.8 million, including interest expense on the 11 1/2%% Notes and the revolving credit facility.

Deferred financing costs.   Amortization expense for deferred financing costs for the pro forma year ended December 31, 2006 was $2.4 million. As part of the Transactions, Indalex incurred $16.8 million in debt issue costs, which are being amortized using the straight line method over the life of the debt.

Income from equity method investment in AAG.   Equity income from AAG for the pro forma year ended December 31, 2006 was $12.5 million, $1.5 million higher than 2005. Higher volumes related to the start up of their new facility were partially offset by costs related to the startup of the new facility.

Affiliated acquisition fees.   Affiliated acquisition fees for the pro forma year ended December 31, 2006 were $5.5 million, as a result of fees paid to affiliates of Sun Capital Partners related to the Transactions.

Income tax (benefit) provision.   Income tax for the pro forma year ended December 31, 2006 was a benefit of $6.3 million, as interest expense more than offset income from operations, resulting in a loss before income taxes for the period.

Results of Predecessor 1  for the period from January 1, 2005 to March 31, 2005

Net sales.   Net sales were $239.8 million for the period from January 1, 2005 to March 31, 2005, with shipments of 154.7 million pounds and an average selling price of $1.55 per pound.

Cost of sales.   Cost of sales was $221.5 million for the period from January 1, 2005 to March 31, 2005, with an average cost of $1.43 per pound.

Selling, general and administrative expenses.   Selling, general and administrative expenses were $15.6 million for the period from January 1, 2005 to March 31, 2005.

Results of Predecessor 2 for the period from April 1, 2005 to December 31, 2005

Net sales.   Net sales were $781.5 million for the period from April 1, 2005 to December 31, 2005, with shipments of 470.9 million pounds and an average selling price of $1.66 per pound.

Cost of sales.   Cost of sales was $727.8 million for the period from April 1, 2005 to December 31, 2005, with an average cost of $1.55 per pound shipped.

Selling, general and administrative expenses.   Selling, general and administrative expenses were $35.9 million for the period from April 1, 2005 to December 31, 2005.

Pro Forma Year Ended December 31, 2005 Compared to Year  Ended December 31, 2004

Net sales.   Net sales increased by $88.7 million, or 9.5%, from $932.7 million in 2004 to $1,021.4 million for the pro forma year ended December 31, 2005. Shipment volume grew 1.4% as a result of strong shipment volume in the first quarter and fourth quarters of 2005, offset by reduced volumes in the second and third quarters from the prior period. Net sales were positively impacted by higher average base aluminum prices that are largely passed on to our customers. Base aluminum prices increased on average by 8.4% in 2005 as compared to 2004. The increase in the relative value of the Canadian dollar versus the U.S. dollar resulted in a $17.6 million increase in net sales in the pro forma year ended December 31, 2005 as compared to the prior year period. The sales from the Connersville, Indiana facility, which we only operated for the latter half of 2004, accounted for $17.2 million of the net sales increase in the pro forma year ended December 31, 2005. We operated the Connersville facility for six months in 2004 and for all of 2005.

Cost of sales.   Cost of sales increased by $91.1 million, or 10.7%, from $854.4 million in 2004 to $945.5 million for the pro forma year ended December 31, 2005, due primarily to higher base aluminum prices and, to a lesser extent, to higher aluminum billet premiums charged by our suppliers, higher fuel costs that resulted in higher freight costs, higher natural gas and electricity costs and higher direct labor costs per pound. We operated the Connersville, Indiana facility for six months in 2004 and for the full year in 2005, which accounted for $18.5 million of the increase in cost of sales in the pro forma year ended December 31, 2005. The higher aluminum billet premiums were attributable to increased spot market billet premiums paid and increases in negotiated billet premiums on renewed contracts. We increased our conversion prices in 2005 to counteract the higher freight and natural gas and electricity costs, which has been well received by our customers. The addition of the Connersville, Indiana facility, and the completion of the capacity expansion project in that plant increased depreciation by $0.2 million in the pro forma year ended December 31, 2005.

Selling, general and administrative expenses.   Selling, general and administrative expenses decreased by $0.9 million, or 1.7%, from $52.6 million in 2004 to $51.7 million for the pro forma year ended December 31, 2005.

Management fees to affiliates.   Management fees to affiliates for the pro forma year ended December 31, 2005 were $1.3 million. Management fees to affiliates reflects expenses of $1.0 million annually, or 2% of our EBITDA, whichever is greater, payable to an affiliate of Sun Capital Partners. Management fees to affiliates for 2004 were $2.8 million.

Amortization of intangibles.   Amortization of intangibles for the pro forma year ended December 31, 2005 was $11.6 million. As a result of the Transactions, we acquired $89.0 million of intangibles, including trademark and customer lists, which are being amortized over their useful life using a declining balance method. The 2005 expense reflects what the expense would have been, if the Transactions had occurred at the beginning of the period.

Other (income)/expense.   Other expense was $1.2 million for the pro forma year ended December 31, 2005, and included $1.5 million in foreign currency losses, $1.0 million of asset impairment charges related to the closures of our Fostoria, Ohio and Ahoskie, North Carolina facilities, $0.8 million in warranty and legal expenses related to one of our previously divested non-extrusion businesses, $0.5 million in restructuring charges, and $0.9 million in other miscellaneous expenses, partially offset by a gain of $3.1 million relating to the reversal of a retiree medical accrual as the program was restructured, and gains on disposal of assets of $0.4 million. In 2004, other expense included expenses related to foreign currency losses for certain of our Canadian assets and liabilities due to increases in the Canadian dollar versus the U.S. dollar, warranty and legal expense related to one of our previously divested non-extrusion businesses, and other miscellaneous expenses.

Mark-to-market on derivatives.   In accordance with FAS 133, we recorded a gain on our forward aluminum hedging contracts of $0.9 million for the pro forma year ended December 31, 2005 due to higher market prices in relation to the price at which we established our hedges. In 2004, we recorded a gain on our derivatives of $3.6 million to reflect higher market prices in relation to the price at which we established our hedges.

Income from operations.   Income from operations decreased by $5.1 million, or 31.7%, from $16.1 million in 2004 to $11.0 million for the pro forma year ended December 31, 2005 as a result of the factors described above.

Interest expense.   Interest expense for the pro forma year ended December 31, 2005 was $36.7 million, including pro forma interest expense on the 11 1/2% Notes and the revolving credit facility. Interest expense was $8.6 million in 2004.

Deferred financing costs.   Amortization expense for deferred financing costs for the pro forma year ended December 31, 2005 was $2.4 million. As part of the Transactions, Indalex incurred $16.8 million in debt issue costs, which are being amortized using the straight line method over the life of the debt.

Income from equity method investment in AAG.   Income from our equity method investment in AAG decreased by $3.9 million, or 26.1%, from $14.8 million in 2004 to $10.9 million in the pro forma year ended December 31, 2005. The decrease in the pro forma year ended December 31, 2005 was due to reduced gross margins resulting from higher energy and raw material costs at its existing facility and higher administrative costs related to the startup of a new manufacturing facility in China.

Income tax (benefit) provision.   Income tax for the pro forma year ended December 31, 2005 was a benefit of $13.1 million, as interest expense more than offset income from operations, resulting in a loss before income taxes for the period. Income tax benefit was $5.8 million in 2004. During 2004, the statute of limitations for tax years 1997 to 2000 expired. As a result, we reversed tax reserves of $6.8 million in 2004.

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities include cash dividends, if any, received from AAG. We are contractually entitled to receive dividends equal to our 25% share of at least 40% of AAG’s annual net realized profits. There is no requirement as to when these dividends may be paid but we have received the annual payment ranging from December to June. We recognize these dividends in our statements of cash flows in the period in which these dividends are received. These dividends represent a material portion of our annual cash flows from operations.

Cash flows from operating activities are materially impacted by movements in base aluminum costs which represent a high percentage of both our costs and selling price which also impacts accounts receivable and inventory. Base aluminum costs have been very volatile over time and in 2006 averaged the highest level in at least thirty years. We pass through these costs to our customers so they have little impact on our margins but price movements in base aluminum have a material impact on our working capital. For instance, in December 2006, base aluminum costs were 24 cents per pound higher than December 2005, representing an increase of 23%. Each 1 cent per pound increase in base aluminum will have an approximate $700 thousand impact on our accounts receivable. Inventory and accounts payable tend to offset each other.

Operating activities.   Net cash from operations for the period from February 2, 2006 to December 31, 2006 was $31.3 million, as accounts receivable and prepaid expenses dropped significantly during the period, partially offset by lower accrued expenses, as overall business levels experienced a seasonal decrease toward the end of the period. Cash flow from operations was $3.3 million for the period from January 1,  2006 to February 1, 2006, primarily as a result of higher accrued expenses, partially offset by an increase accounts receivable.

In 2005, cash flow from operations was $58.0 million for the period from April 1, 2005 through December 31, 2005. Working capital fell during the period, primarily as a result of lower inventories and accounts payable. Cash used in operations was $31.2 million for the period from January 1, 2005 to March 31, 2005. Working capital increases were driven by higher accounts receivable and inventories.

Net cash flow from operations was $35.3 million in 2003 and $47.4 million in 2004. Lower working capital requirements in 2004 was due to the reduction in current liabilities which more than offset an increase in accounts receivable. The increase in accounts receivable was primarily attributable to higher volumes, higher aluminum prices, an increase in accounts receivable and days sales’ outstanding, due to the acquisition of the Connersville facility. Cash flows from operations included a $3.2 million cash dividend from AAG in 2003.

Investing activities.   Net cash used in investing activities for the period from February 2, 2006 to December 31, 2006 was $434.5 million. During the period from February 2, 2006 to December 31, 2006, the Holdings Acquisition used $418.3 million of cash, and $1.7 million of cash was used to pay related transaction costs. Capital expenditures during the period from February 1, 2006 to December 31, 2006 were $21.3 million, proceeds from the sale of property, plant and equipment were $2.2 million and proceeds from the sale of a business were $4.5 million. Net cash used in investing activities was $3.0 million for the period from January 1, 2006 to February 1, 2006 which consisted of capital expenditures.

In 2005, cash flow from investing activities was $18.2 million for the period from April 1, 2005 through December 31, 2005, including capital expenditures of $20.2 million, and proceeds from the sale of fixed assets of $2.0 million. Cash used in investing activities was $8.0 million for the period from January 1, 2005 to March 31, 2005, including capital expenditures of $8.8 million, and proceeds from the sale of property, plant and equipment of $0.7 million. A redemption of investments in affiliates generated $32.9 million in 2004. Capital expenditures were $33.3 million in 2004.

Net cash used in investing activities was $20.7 million in 2003 and net cash flow from investing activities was $0.9 million in 2004. The redemption of preferred shares in affiliates of $32.9 million accounted for the difference, and was partially offset by an increase in capital spending of $11.8 million. The increase in capital spending relates primarily to key strategic investments, including the installation of a press in Canada and capacity and efficiency upgrades at the Connersville facility.

Financing activities.   Net cash from financing activities for the period from February 2, 2006 to December 31, 2006 was $414.2 million, as a result of net proceeds from the issuance of the 11 1/2% Notes of $266.6 million, revolver borrowings of $55.7 million and capital contributions of $111.3 million during this period, partially offset by debt issuance costs of $16.8 million and a dividend of $1.5 million paid to our shareholders during this period.

Net cash flow used in financing activities was $8.5 million for the period from January 1, 2006 to February 1, 2006, primarily as a result of a dividend of $6.8 million paid to Honeywell during the period.

In 2005, cash flow used in financing activities was $46.5 million for the period from April 1, 2005 through December 31, 2005, as a result of $14.7 million paid on notes payable to affiliates, $25.8 million in dividends and distributions, and the repayment of industrial revenue bonds in the amount of $6.0 million. Cash from financing activities was $30.6 million for the period from January 1, 2005 to March 31, 2005 as a result of collections on notes receivable from affiliates. In 2004, Novar USA Holdings contributed capital in the amount of $151.5 million, which in turn was used to repay notes to affiliates, while capital redemptions of $40.6 million were the primary use of cash in financing activities.

Net cash flow from financing activities was $2.8 million in 2003 and net cash flow used in financing activities was $37.0 million in 2004. In 2004, Novar USA Holdings contributed capital in the amount of $151.5 million, which in turn was used to repay notes to affiliates, while capital redemptions of $40.6 million were the primary use of cash in financing activities.

The primary sources of liquidity for our business are cash flow generated from operations and borrowings under our revolving credit facility. We expect that our principal uses of cash will be debt service requirements, working capital and capital expenditures.

Debt and Commitments

We have significant debt service obligations. As of December 31, 2006, we had outstanding $328.6 million in aggregate indebtedness, with an additional $95.3 million of borrowing capacity available under our revolving credit facility, net of $10.4 million of outstanding letters of credit, which reduce availability. Our liquidity requirements are significant, primarily due to debt service requirements and the cyclicality of our business. On a pro forma basis giving effect to the Honeywell Acquisition and the Transactions, our cash interest expense on a combined basis for fiscal year ended December 31, 2005 and 2006 would have been $36.7 million and $38.8 million, respectively.

Revolving Credit Facility

We entered into the revolving credit facility on February 2, 2006. The revolving credit facility provides for a first-priority secured five-year asset-based revolving credit facility in an aggregate principal amount of up to $200.0 million, all of which is available in the form of loans denominated in U.S. dollars to Indalex Holding Corp. and up to $80.0 million of which is available as a revolving credit sub-facility in the form of loans denominated in Canadian dollars and loans denominated in U.S. dollars to Indalex Limited or bankers’ acceptances denominated in Canadian dollars, subject in each case to the borrowing base limitations described below. Up to an aggregate of $30.0 million will be available to Indalex Holding Corp., Indalex Limited and subsidiaries of Indalex Holding Corp., to the extent that Indalex Holding Corp. or Indalex Limited is a co-applicant, for the issuance of letters of credit. As of December 31, 2006, borrowings under the revolving credit facility bore interest at a weighted average rate of 7.4% per annum.

We used the borrowings under the revolving credit facility, together with the proceeds of the cash equity contribution and the proceeds of the offering of the 11 1/2% Notes, to pay the purchase price of the Holdings Acquisition, to pay the fees and expenses in connection with the Transactions and for general corporate purposes, including working capital.

The aggregate amount of loans permitted to be made to Indalex Holding Corp. under the revolving credit facility may not exceed a borrowing base comprised of the eligible accounts receivable, inventory, machinery and equipment and real property of Indalex Holding Corp. and its wholly owned domestic subsidiaries, subject to an aggregate total cap, when taken together with loans made to Indalex Limited, of $200.0 million.

The aggregate amount of loans permitted to be made to Indalex Limited under the Canadian revolving credit sub-facility may not exceed a borrowing base comprised of the eligible accounts receivable, inventory, machinery and equipment and real property of Indalex Limited and its wholly owned Canadian subsidiaries, subject to an aggregate sub-cap of $80.0 million and further subject to an aggregate total cap, when taken together with loans made to Indalex Holding Corp., of $200.0 million.

Our obligations under the revolving credit facility are guaranteed on a first-priority secured basis by Holdings and each domestic subsidiary of Indalex Holding Corp. The obligations of Indalex Limited under the Canadian revolving credit sub-facility will be guaranteed on a first-priority secured basis by Holdings, Indalex Holding Corp., each domestic subsidiary of Indalex Holding Corp. and certain foreign subsidiaries of the Issuer, other than Indalex Limited.

Indalex Holding Corp.’s obligations under the U.S. portion of the revolving credit facility and the guarantees thereof are secured by a first-priority lien on all of the tangible and intangible assets of Holdings, Indalex Holding Corp. and each domestic subsidiary of Indalex Holding Corp., as well as 100% of the capital stock of Indalex Holding Corp. and our domestic subsidiaries and 65% of the capital stock of the foreign subsidiaries directly owned by us or any of our domestic subsidiaries. The obligations of Indalex Limited under the Canadian revolving credit sub-facility and the guarantees thereof are secured by a first-priority lien on all of the tangible and intangible assets of Holdings, Indalex Holding Corp., Indalex Limited, each domestic subsidiary of Indalex Holding Corp. and certain foreign subsidiaries of Indalex Holding Corp., as well as 100% of the capital stock of Indalex Holding Corp. and its domestic subsidiaries and 100% of the capital stock of our foreign subsidiaries, including Indalex Limited.

Indalex Holding Corp. and Indalex Limited may, at their option, increase the aggregate commitments under the revolving credit facility by an additional $40.0 million, subject to the satisfaction of certain conditions precedent.

11 1/2% Second-Priority Senior Secured Notes due 2014

Indalex Holding Corp. issued 11 1/2% second-priority senior secured notes due 2074 (the “notes”) on February 2, 2006. The notes will mature in 2014 and are guaranteed on a second-priority secured basis by each of our domestic subsidiaries that incurs indebtedness, and each of our foreign subsidiaries that enters into a guarantee of any of our senior indebtedness (other than indebtedness incurred by another foreign subsidiary). On the closing date, the notes were guaranteed by each of our domestic subsidiaries and none of our foreign subsidiaries. Interest on the notes is payable semi-annually in cash.

The notes are secured by a second-priority lien on substantially all Indalex Holding Corp.’s and the guarantors’ assets to the extent that such assets secure the borrowings under our revolving credit facility and a second-priority pledge of 100% of Indalex Holding Corp.’s and its domestic subsidiaries’ capital stock and 65% of the capital stock of our foreign subsidiaries directly owned by Indalex Holding Corp. or any domestic subsidiary, in each case, subject to certain limitations, including the limitation that the capital stock will constitute collateral securing the notes only to the extent that such capital stock can secure the notes without Rule 3-16 of Regulation S-X under the Securities Act requiring us to file separate financial statements with the SEC or any other governmental agency (the “collateral cutback provision”).

The collateral under the security documents includes the capital stock of the following companies: Indalex Holding Corp., Indalex Inc., Indalex Limited, Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. In accordance with the collateral cutback provision, the collateral securing the notes and the related guarantees includes shares of capital stock only to the extent that the applicable value of such capital stock, determined on an entity-by-entity basis, is less than 20% of the principal amount of the notes outstanding. The applicable value of the capital stock of any entity is deemed to be the greatest of its par value, book value or market value. The book value and market value of the capital stock of each of Indalex Holding Corp. and Indalex Inc. exceeded 20% of the principal amount of the notes as of December 31, 2006. As a result, the pledge of the capital stock of these entities with respect to the notes is limited to capital stock of each such entity with an applicable value of less than 20% of the principal amount of the notes, or $54.0 million.

The capital stock of the following companies does not constitute collateral under the security documents: Indalex UK Limited, Indalex Holdings (B.C.) Ltd., 6326765 Canada Inc., Novar Inc. and Asia Aluminum Group Ltd.

As of December 31, 2006, the book value of each company whose capital stock constitutes collateral under the security documents is as follows:

•                    Indalex Holding Corp. - $89.4 million.

•                    Indalex Inc. - $94.9 million.

•                    Indalex Limited - $35.9 million, of which 65%, or $23.3 million, constitutes collateral under the terms of the security documents.

•                    Dolton Aluminum Company, Inc. - $0 million.

•                    Caradon Lebanon Inc. - $0 million.

In the case of  Indalex Holding Corp. and Indalex Inc., the applicable value capital stock that constitutes collateral under the security documents is limited to less than $54.0 million under the collateral cutback provision.

The Company determined the book value of each company whose capital stock constitutes collateral under the security documents based on the book value of the equity securities of each such company as carried on the Company’s balance sheet as of December 31, 2006 prepared in accordance with U.S. GAAP.

Management estimated that the market value of the capital stock of Indalex Limited as of December 31, 2006 was $77 million, of which 65%, or $50 million, constitutes collateral under the terms of the security documents. The market value of the capital stock of each of Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. is zero because there are no assets held by these entities.

The portion of the capital stock of  Indalex Holding Corp. and the subsidiaries constituting collateral securing the notes and the related guarantees may decrease or increase as the applicable value of such capital stock changes. As long as the applicable value of the capital stock of each of  Indalex Holding Corp. and Indalex Inc. exceeds 20% of the principal amount of the notes, the value of the capital stock of each of those entities securing the notes and related guarantees will not change. If the applicable value of the capital stock of any of  Indalex Holding Corp. or Indalex Inc. falls below 20% of the principal amount of the notes, 100% of the capital stock of that entity will secure the notes and related guarantees. As long as the applicable value of 65% of the capital stock of Indalex Limited is less than 20% of the principal amount of the notes, 65% of the capital stock of Indalex Limited will secure the notes and the related guarantees. If the applicable value of 65% of the capital stock of Indalex Limited exceeds 20% of the aggregate principal amount of the notes, the value of the capital stock of Indalex Limited securing the notes and the related guarantees will be limited to less than 20% of the aggregate principal amount of the notes. As long as the applicable value of the capital stock of each of Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. is less than 20% of the principal amount of the notes, 100% of the capital stock of each of those entities will secure the notes and related guarantees. If the applicable value of the capital stock of either Dolton Aluminum Company, Inc. or Caradon Lebanon Inc. exceeds 20% of the aggregate principal amount of the notes, the value of the capital stock of that entity securing the notes and related guarantees will be limited to less than 20% of the aggregate principal amount of the notes.

As of December 31, 2006, the book value of capital stock, as a percentage of the principal amount of the notes, of each entity whose capital stock constitutes collateral exceeding 10% of the principal amount of the notes was as follows:

•                    Indalex Holding Corp. - ratio of (i) book value of the Company’s investment in  Indalex Holding Corp. ($89.4 million) to (ii) principal amount of notes ($270.0 million) equals 33.1%.

•                    Indalex Inc. - ratio of (i) book value of  Indalex Holding Corp.’s investment in Indalex Inc. ($94.9 million) to (ii) principal amount of notes ($270.0 million) equals 35.1%.

The indenture governing the notes, among other things, limits  Indalex Holding Corp.’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens;

enter into sale/leaseback transactions; and merge, consolidate or sell substantially all of our assets. These covenants are subject to important exceptions and qualifications.

Other

Industrial revenue bonds   In November 1998, the Hertford County Industrial Facilities and Pollution Control Financing Authority issued Industrial Development Revenue Bonds in the amount of $6 million and loaned the proceeds to Indalex to fund an expansion of Indalex’s Ahoskie, North Carolina, billet casting facility. The bonds were tax-exempt with interest at a variable rate, which repriced every seven days, and were secured by an irrevocable letter of credit in the amount of $6.1 million between Indalex and the bond-paying agent. As of December 31, 2004 and 2003, the interest rate on the bonds was approximately 1.8% and 1.4%, respectively. Interest was payable monthly and amounted to $0.1 million per year for 2003, 2004 and 2005. The bonds were scheduled to mature on November 1, 2013. However, due to the inactivity at the facility, Indalex was not in compliance with the original terms of the bonds, and the bonds were classified as a current liability as of December 31, 2004 and 2003. The bonds were repaid on November 1, 2005.

Indebtedness with affiliates   Indalex had notes payable to Novar plc and other affiliated companies totaling $141.7 million and $271.0 million at December 31, 2004 and 2003, respectively. Interest was payable quarterly based on the three-month U.S. dollar LIBOR rate at the beginning of the quarter, plus 2.0% in 2004, 2003 and 2002. Principal was due upon expiration of the commitment periods, which were through September 30, 2009. The following table summarizes the notes payable to Novar plc and other affiliated companies as of December 31, 2004:

December 31,
2004
(000’s)
Novar USA Holdings Inc.	$74,331
Novar plc	24,867
Security Printing	14,671
Novar Holdco	14,259
Novar Inc.	4,490
Novar Controls	4,063
Novar Marketing Inc.	1,964
Novar Link	3,080
Total notes payable to affiliates	$141,725

As of December 31, 2005, there were no notes payable to Novar plc or any of its affiliates outstanding. Any notes payable outstanding on the closing date were cancelled in connection with the closing of the Honeywell Acquisition.

Off-balance sheet arrangements   At December 31, 2005 and at December 31, 2006, we did not have any relationships with unconsolidated entities (other than AAG) or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Pursuant to the AAG shareholders agreement, we agreed in certain limited circumstances upon the request of AAG’s lenders to provide guarantees of certain borrowings of AAG that were outstanding on June 8, 2001, the date we entered into the AAG shareholders agreement, in proportion to our approximately 25% equity ownership in AAG in the event that any of such borrowings are cancelled by a lender or are required by a lender to be restructured or renewed. We have not guaranteed or been asked to guarantee any borrowings of AAG under this provision since the execution of the AAG shareholders agreement on June 8, 2001. The aggregate U.S. dollar equivalent (based on exchange rates at December 31, 2005) of the borrowings we potentially could have been required to guarantee at the time we entered into the AAG shareholders agreement was our approximately 25% share of approximately $71.6 million, or approximately $17.9 million. Based on the information we have received from AAG to date, we believe that the borrowings have been cancelled, repaid, restructured or refinanced. Based on our interpretation of the AAG shareholders agreement, we believe that our potential obligation to guarantee any item of the specified borrowings applies only to the first such cancellation, restructuring or renewal thereof and is thereafter extinguished. As a result, based on the information we have received from AAG to date, we do not believe we could be required to guarantee any amounts outstanding as of the date hereof. We received a communication from the controller of the majority shareholder of AAG that suggests that the majority shareholder may disagree with our interpretation of the AAG shareholders agreement and may believe that our obligation to guarantee the specified borrowings is not extinguished upon the first cancellation, restructuring or renewal thereof. Based on this interpretation of the AAG shareholders agreement by the majority shareholder and based on information we have received from AAG to date, we believe the maximum U.S. dollar equivalent (based on exchange rates at December 31, 2005) of the borrowings we potentially could be required to guarantee at this time is our approximately 25% share of approximately $88.3 million, or approximately $22.1 million. While we believe that we have correctly interpreted the AAG shareholders agreement, the AAG shareholders agreement and our interpretation thereof are not free from doubt and, accordingly, we cannot assure you that the majority shareholder will not challenge our interpretation of the AAG shareholders agreement. If we were required to guarantee indebtedness of AAG and AAG were to default on such indebtedness, it could have a material negative impact on our liquidity position.

Capital Expenditures

We made $24.3 million in capital expenditures in 2006. Our spending was for dies, quality and efficiency projects and replacement projects, and included $2.7 million in expenditures related to the addition of the powder coat line in Gainesville, Georgia as well as $1.6 million for a material handling system in our Burlington, North Carolina plant, and $1.3 million for an efficiency project in our Toronto, Ontario casting facility.

We made $29.0 million in capital expenditures in 2005 calendar year. Our spending supported a number of growth and cost savings initiatives, such as a powder coat line, a shipping expansion/line improvement in Vancouver and a packing line upgrade in Connersville, Indiana. The remaining spending was for dies, quality projects and replacement projects.

We believe that funds generated from operations and anticipated borrowing capacity under our revolving credit facility will be adequate to fund debt service requirements, capital expenditures and working capital requirements. Our ability to continue to fund these items may be affected by general economic, financial, competitive, legislative and regulatory factors outside of our control.

Contractual Obligations Summary

The following table reflects our contractual obligations and commitments as of December 31, 2006.

Contractual Obligations and Commitments by Fiscal Year

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Letters of credit	$10.4	$—	$—	$—	$10.4
Revolving credit facility	55.7	—	—	55.7	—
Operating leases	6.2	2.2	2.9	1.0	0.1
Capital leases	6.7	1.6	3.5	1.6	—
Purchase obligations	450.6	343.4	107.2	—	—
Long-term debt	270.0	—	—	—	270.0
Fixed interest payments	232.4	31.1	62.1	62.1	77.1
Total	$1,032.0	$378.3	$175.7	$120.4	$357.6

The table above does not reflect variable rate interest payments on our revolving credit facility. Based on the weighted average interest rate of 7.4% and outstanding borrowings of $55.7 million as of December 31, 2006, our annual variable interest rate payments would be $4.1 million.

The table above does not reflect any potential guarantees of indebtedness of AAG. See “Risk Factors—We may be required to guarantee certain indebtedness of AAG.”

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results will inevitably differ from our estimates. These differences could be material to the financial statements.

We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, our application of accounting policies has been appropriate, and actual results have not differed materially from those determined using necessary estimates.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Derivative Financial Instruments

Derivative financial instruments are used to hedge existing aluminum inventory and anticipated purchases of aluminum and natural gas and are, therefore, held for purposes other than trading. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty.

To manage foreign currency exposure, we enter into foreign currency forward contracts. The contracts are reported in the combined financial statements at fair value using a mark to market valuation.

We account for financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.

SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. In accordance with our risk management policy, derivatives are limited to futures, forwards, swaps and options, which are used to mitigate commodity price fluctuations specifically related to aluminum and natural gas. These hedging relationships do not qualify for hedge accounting as defined by SFAS No. 133. Therefore, the derivatives are marked to market through the income statement.

As of December 31, 2006, we had 211 contracts to purchase 43.8 million pounds of aluminum at prices per pound between $0.77 and $1.34. These purchase contracts are scheduled to mature between January 2007 and January 2009, and the notional amount was $50.4 million. As of December 31, 2006 we had 10 contracts to purchase 3.5 million pounds of the Midwest premium portion of aluminum at a price per pound of $0.07. The purchase contracts are scheduled to mature between January 2007 and June 2007 and the notional amount was $4.2 million. As of December 31, 2006, we had 78 contracts to sell 41.8 million pounds of aluminum at prices between $1.09 and $1.28. These sales contracts are scheduled to mature between January 2007 and April 2007, and the notional amount was $53.1 million.

We sell products manufactured in Canada to U.S. customers, which gives rise to a foreign exchange rate risk. The purpose of our foreign currency hedging activity is to protect us from the risk that the eventual U.S. dollar net cash outflows resulting from foreign purchases or net cash inflows denominated in foreign currency will be adversely affected by the changes in exchange rates. These hedging relationships do not qualify for hedge accounting as defined by SFAS No. 133. Therefore, the derivatives are marked to market through the income statement. As of December 31, 2006, we had no foreign currency hedges.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is determined by management based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed.

Pension Obligations

We maintain various defined benefit pension plans which provide retirement benefits for certain employees including various supplemental executive retirement plans. The assets of the plans are invested primarily in bond-based funds, debt and equity securities, and short-term cash investments.

Pension costs are calculated using the accrued benefit model of actuarial valuation with projected earnings where appropriate. For accounting purposes, the pension plan is actuarially valued annually, with the measurement date being the last day of the fiscal year and adjustments resulting from these valuations are reflected in earnings over the expected average remaining service life of the relevant employee group.

The pension plans are valued using the projected unit credit method of actuarial valuation. Funding requirements are adjusted to reflect the results of plan actuarial valuations, which are done annually. For funding purposes, surpluses are offset against annual contributions until exhausted, while deficits are funded over periods prescribed by law.

In connection with the purchase of Indalex by Novar plc, we acquired the unfunded defined benefit plans, which provide health care and life insurance benefits upon retirement for substantially all salaried employees of Indalex. The extent of benefits provided is dependent upon the retiree’s years of service, compensation, age and retirement date.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was reflected as of January 1, 2004 assuming that Indalex, Inc. will continue to provide a prescription drug benefit to participants who retired prior to January 1, 2000 that is at least actuarially equivalent to Medicare Part D and that Indalex, Inc. will receive the federal subsidy. The prescription drug benefit for all other retirees is assumed to not meet the actuarial equivalence test (equivalent to Medicare part D) and therefore no subsidy savings is reflected. As a result of reflecting the effects of Medicare reform as of January 1, 2004, the accumulated pension benefit obligation at January 1, 2004 decreased by $0.8 million from $9.7 million to $8.9 million. The net periodic postretirement benefit cost decreased by $0.1 million from $0.9 million to $0.8 million.

We contributed $11.0 million to pension and other post-retirement benefit plans during 2006.

Our investment committee reviews our benefit obligations no less than annually with the objective of maintaining a fully funded status for both the accumulated benefit obligation and the projected benefit obligation. The performance goal set for the plans’ assets is to achieve a long-term rate of return no less than 8.0%.

For measurement purposes, an 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004 and 2005. The medical inflation rate is assumed to decline to 9% for 2006 and an ultimate rate of 5.0% in 2013.

Environmental Remediation

We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

We are subject to a wide variety of environmental laws, which continue to be adopted and amended. While the ultimate extent of our liability for pending or potential fines, penalties, remedial costs, claims and litigation relating to environmental laws and health and safety matters and future capital expenditures that may be associated with environmental laws cannot be determined at this time, management, with the assistance of outside environmental consultants, periodically assesses our environmental contingencies. As of December 31, 2006, we have established reserves in the amount of $1.7 million for anticipated cleanup costs at certain owned and operated properties, formerly owned and operated properties and offsite waste disposal locations. We are not a party to any judicial or administrative proceedings relating to environmental issues.

Accounting for the Impairment of Long-Lived Assets

We account for impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. At least annually, we evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of our long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset to measure whether the asset is recoverable. If the sum of the future cash flows is less than the carrying amount of the related asset, an impairment loss is recognized equal to the excess of the carrying amount of the asset over its fair value.

Restructurings

From time to time through the evaluation of our business operations, we execute certain restructuring plans. These plans could include actions such as closing facilities, consolidating shared services, scaling back fixed administrative and plant overhead. We account for these items by considering the net book value of the assets impacted, the payroll, severance and benefit costs and costs associated with holding the facility.

Other Reserves

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. While any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on our combined financial position or on our combined results of operations or cash flows in a given year.

Recent Accounting Pronouncements

Recent Accounting Pronouncements—In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Indalex will adopt FIN 48 as of January 1, 2007 as required.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In February, 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1 Accounting for Planned Major Maintenance Activities (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable accrue in advance method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard will not have a material impact on our consolidated financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are, or will be, exposed to commodity (i.e., aluminum), interest rate, and foreign currency risks. These risks primarily relate to purchases and sales of aluminum, changes in interest rates on long-term debt and changes in foreign currency exchange rates.

Commodity price risk   Aluminum is a commodity and, as such, is valued based upon a variety of market driven factors. Although the raw material cost of aluminum is largely passed through to our customers (based upon London Metal Exchange established rates), different selling methods can create short-term price risk on the aluminum component of sales. We hedge our exposure to protect margins from the volatility of the underlying aluminum price. We continuously monitor our position and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty. At December 31, 2006, we had net financial instruments for 2.0 million pounds of aluminum billet at prices between $0.77 and $1.34. These financial instruments are scheduled to mature between January 2007 and January 2009.

The effect of a reduction of 10% in base aluminum prices on our aluminum forward contracts outstanding at December 31, 2006 would be to decrease our income from operations over the period ended December 31, 2006 by approximately $0.3 million. The effect of a 10% increase in base aluminum prices on our aluminum forward contracts outstanding at December 31, 2006 would be to increase our income from operations over the period ended December 31, 2006 by approximately $0.3 million. These results reflect a 10% reduction or increase from the three-month LME aluminum price of $2,800 per metric ton on December 29, 2006.

To mitigate our exposure to the volatility in prices of natural gas markets, we commit to purchase natural gas for up to 36 months going forward. A third party does the hedging on our behalf. As of December 31, 2006, we had commitments to purchase $27.5 million worth of natural gas.

Interest rate risk   Our obligations under our revolving credit facility have a floating interest rate, and thus will expose us to changes in short-term interest rates. As of December 31, 2006, our total debt was $328.6 million, of which $55.7 million was variable rate debt and $272.9 million was fixed rate debt. Our total pro forma cash interest expense for the fiscal year ended December 31, 2005 and 2006 would have been $36.7 million and $38.8 million, respectively. A 0.125% variance in the actual cash interest rate on our revolving credit facility would cause a corresponding increase or decrease in our annual interest expense of $0.1 million and, assuming an effective tax rate of 35%, in our annual net income of $0.1 million.

Foreign exchange risk   We consider the U.S. dollar to be the reporting currency for all of our entities. We have operations in Canada and approximately 11% of our net sales in 2006 were made in Canadian dollars. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The U.S. dollar to Canadian dollar exchange rate may vary from the time we invoice the shipment and the time we are paid, which could result in a realized currency loss in our results of operations if we have not hedged our exposure to currency fluctuations correctly. In addition, we may set prices for our Canadian business in U.S. dollars and if these prices are not adjusted for changes in the relative values of the currencies, we could experience reduced operating margins. The U.S. dollar value of our sales in Canada varies with currency exchange rate fluctuations between the U.S. dollar and the Canadian dollar. The results of the operations and the financial position of our Canadian subsidiaries are reported in Canadian dollars and then translated into U.S. dollars at the applicable exchange rates for inclusion in our combined financial statements. We report our results in U.S. dollars and our financial results are impacted by currency fluctuations between the U.S. dollar and the Canadian dollar. Changes in currency exchange rates could have an adverse effect on our reported results of operations. Upon consummation of the Transactions, we will have Canadian-dollar borrowings under our revolving credit facility. To the extent the U.S. Dollar declines against the Canadian dollar, our interest expense for our Canadian dollar-denominated indebtedness will increase for financial reporting purposes.

ITEM 8.                CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Information on page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 31, 2005, Indalex was acquired by Honeywell International (“Honeywell”) in connection with Honeywell’s acquisition of Indalex’s parent, Novar plc. Indalex was subsequently notified by Deloitte & Touche LLP (“Deloitte”) that it would be necessary for Deloitte to withdraw as Indalex’s independent auditors due to independence matters resulting from the Company’s ownership by Honeywell.

ITEM 9A.            CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the Securities and Exchange Commission. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered in this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Key Employees

The directors of Holdings, the executive officers and key employees of Holdings and Indalex Holding Corp. and their positions and ages as of December 31, 2006 were as follows:

Name	Age	Position
Timothy R.J. Stubbs	39	President, Chief Executive Officer and Director
Michael Alger	49	Executive Vice President, Secretary, Treasurer, Chief Financial Officer and Director
Jerry W. Nies	38	Vice President and General Manager, Mill Finish and Specialty Products
Dale Tabinowski	58	Senior Vice President, Human Resources
Joseph Valvo	53	Senior Vice President of Sales, National Accounts
Keith Burlingame	49	Senior Vice President of Sales
Ronald L. Kline	43	Vice President and General Manager, West Operations
James Piperato	47	Vice President and General Manager, East Operations
Clarence E. Terry	60	Director
F. Dixon McElwee Jr.	60	Director
M. Steven Liff	36	Director

Timothy R.J. Stubbs has served as our President and Chief Executive Officer since February 2004 and as a Director since February 2006. Mr. Stubbs joined Indalex in February 2000 and has 15 years experience in the aluminum extrusion industry. During his tenure at Indalex, Mr. Stubbs has held several positions within Indalex including Eastern Region President, Senior Vice President of Sales and Marketing and Chief Operations Officer. Before joining Indalex, Mr. Stubbs held multiple positions at Sapa AB. Mr. Stubbs currently sits on the board of the Aluminum Association, which promotes the benefits of aluminum over other metals.

Michael Alger has served as our Chief Financial Officer since April 2000, and as our Executive Vice President since June 2002, and as our Secretary and Treasurer and a Director since February 2006. Mr. Alger has over six years of aluminum extrusion experience. Mr. Alger is responsible for all of our finance, IT and procurement activities. Prior to joining Indalex, Mr. Alger served as Vice President of Finance for Favorite Brands International Inc. and has held numerous other financial positions throughout his career.

Jerry W. Nies has served as Vice President and General Manager, Mill Finish and Specialty Products since October 2006, has been with Indalex for over 6 years, and has over 12 years of experience in the aluminum extrusion industry. Mr. Nies is responsible for all of our customer service, international, planning, logistics, engineering and technical service activities. Prior to his current position, Mr. Nies served as Vice President of Operations and General Manager from 2005 to February 2006, where he was responsible for all of our manufacturing operations in the United States and Canada, and prior to that as Vice President of Operations and General Manager, Transportation and Distribution, where he was responsible for a group of five extrusion plants and one casting operation. Mr. Nies has held numerous operations and sales positions throughout his career.

Dale Tabinowski has served as our Senior Vice President, Human Resources, since December 1, 2006. Before joining Indalex, Mr. Tabinowski served as Vice President, Human Resources, for the Worldwide Heating and Cooling business unit of Lennox International, a provider of climate control solutions, from April 2002 through early 2006. Prior to Lennox International, Mr. Tabinowski served as  Vice President, Human Resources for Sunbeam Corporation, a designer, manufacturer and marketer of branded consumer products, from 1994 through 2002.

Joseph Valvo has served as our Senior Vice President of Sales, National Accounts since February 2006 and has been with Indalex since August 1996 and Mr. Valvo has over 29 years of extrusion industry experience. Mr. Valvo is responsible for our National Accounts Sales team, which accounts for approximately 25% of our sales. Prior to his current position, Mr. Valvo served as Vice President of Sales, National Accounts from March 2004 to February 2006 and prior to that, as Director of Sales—East Business Unit from December 1999 to February 2004. Mr. Valvo has held numerous positions in sales and operations throughout his career.

Keith Burlingame has served as Senior Vice President of Sales since February 2006, and has over 10 years of aluminum extrusion industry experience. Mr. Burlingame is responsible for our regional sales organization, which accounts for approximately 70% of our shipment volume and our direct segment, which focuses on sales to smaller manufacturers and accounts for approximately 10% of our shipment volume. Prior to his current position, Mr. Burlingame served as Vice President of Sales, Regional Accounts from October 2004 to February 2006 and prior to October 2004, as Vice President of Sales, South Region. Mr. Burlingame originally joined Indalex in 1996, rejoined Indalex in August 2001 after spending 18 months at Albex Aluminum and has held numerous sales and marketing positions throughout his career.

Ronald L. Kline has served as our Vice President and General Manager of our Western Operations since August of 2006, and has responsibility for five extrusion plants and one casthouse. Mr. Kline has 16 years of experience in the extrusion and metals industry, serving in various operations and financial roles both domestically and in Europe with Alcoa. Prior to joining Indalex, Mr. Kline was employed by Alcoa, a producer of primary aluminum, fabricated aluminum and alumina, from January 1998 to July 2006 and served as a Director of Logistics from March 1998 to January 2002, a Director of Finance/IT from February 2002 to April 2004 and a plant manager from April 2004 to July 2006.

James Piperato has served as our Vice President and General Manager, East Operations since February 2006, with responsibility for five extrusion plants. Prior to his current position, Mr. Piperato served as Director of Operations from January 2003 to February 2006 and prior to January 2003, as Director of Logistics. Mr. Piperato joined Indalex in May of 2002. Mr. Piperato held the position of Director of Finance with Alcoa Engineered Products from October 1999 until May 2002. Mr. Piperato has over 13 years of aluminum extrusion experience.

Clarence E. Terry has served as a Director since February 2006. Since September 1999, Mr. Terry has served as Managing Director of Sun Capital, and he has more than 31 years of operating experience. Prior to joining Sun Capital, Mr. Terry served as Vice President at Rain Bird Sprinkler Manufacturing, Inc., a manufacturer of irrigation products. Mr. Terry has served as Chief Executive Officer on an interim basis for several of Sun Capital’s portfolio companies. Mr. Terry is also a director of Loud Technologies, Inc., SAN Holdings, Inc. and a number of private companies.

F. Dixon McElwee Jr. has served as a Director since June 2006. Since May 2006, Mr. McElwee has served as Vice President of Sun Capital. Prior to joining Sun Capital, Mr. McElwee served as Chief Financial Officer of Frozen Foods Express Industries, a transport carrier of perishable goods, from August 1998 to December 2005.

M. Steven Liff has served as a Director since February 2006. Since February, 2005, Mr. Liff has served as a Managing Director of Sun Capital, and is currently the head of Sun Capital’s Los Angeles office. Prior to joining Sun Capital in March 2000, Mr. Liff spent six years at Bank of America, focusing on marketing, underwriting and closing new leveraged transactions.

Board of Directors

The board is currently composed of five directors, none of whom is likely to qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. Because affiliates of Sun Capital own 100% of the voting common stock of Holdings, we would be a “controlled company” within the meaning of Rule 4250(c)(5) of the Nasdaq Marketplace rules, which would qualify us as a private company, for exemptions from certain corporate governance rules of The Nasdaq Stock Market LLC, including the requirement that the board of directors be composed of a majority of independent directors.

Compensation Committee Interlocks and Insider Participation

Because our stock is not publicly traded, we do not have a compensation committee. Our board is currently composed of five directors, all of whom are officers of Holdings, and all of whom participated in deliberations of the board concerning executive officer compensation during 2006. For a description of the transactions between us and our directors, and entities affiliated with such directors, see the sections entitled “Compensation of Executive Officers” and “Certain Relationships and Related Transactions.”  None of our executive officers has served as a member of the board of directors or compensation committee of another entity that had one or more of its executive officers serving as a member of our board of directors.

Code of Ethics

We have adopted a code of ethics applicable to directors, officers and employees. Information regarding our code of ethics is attached as Exhibit 14 to this annual report on Form 10-K. You can also request a copy by contacting us at 75 Tri-State International, Suite 450, Lincolnshire, IL 60069 or (telephone) 847-810-3000.

Audit Committee

Because our stock is not publicly traded, we do not have an audit committee. Because we do not have an audit committee, the entire Board of Directors acts as the audit committee. Since we do not have an audit committee, we do not have an audit committee financial expert.

ITEM 11.             EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

On February 2, 2006, Indalex Holding Corp. acquired all of the outstanding capital stock of Indalex Inc. and Indalex Limited, subsidiaries of Honeywell International Inc. Indalex Holding Corp. is a holding company that is a wholly-owned direct subsidiary of Holdings, which is beneficially owned by affiliates of Sun Capital, certain other investors and members of our management team. Our current executive officers, Messrs. Stubbs, Alger, and Tabinowski, are responsible for matters of company policy and are our “Named Executive Officers”.

Affiliates of Sun Capital acquired a controlling interest in Holdings in the Holdings Acquisition. In connection with the Holdings Acquisition, affiliates of Sun Capital negotiated compensation arrangements with our chief executive officer and chief financial officer, and the compensation paid to these executive officers reflects the negotiations between these executive officers and affiliates of Sun Capital. After the Holdings Acquisition, we have recruited additional executive officers to Indalex. The overall amounts and mix of compensation paid to these officers primarily reflect negotiations with them in connection with their recruitment.

Our board of directors consists of three non-employee directors who are employed by affiliates of Sun Capital and two employee directors, Mr. Stubbs, our chief executive officer, and Mr. Alger, our chief financial officer. Clarence E. Terry, one of our directors who is employed by affiliates of Sun Capital, is responsible for the oversight, implementation and administration of all of our executive compensation plans and programs. Mr. Terry determines all of the components of compensation of our chief executive officer, and, in consultation with our chief executive officer, determines the compensation of the remaining executive officers. Our board does not have a compensation committee. To date, we have not engaged in the benchmarking of executive compensation but we may do so in the future.

Compensation Policies and Practices

The primary objectives of our executive compensation program are to:

•       Attract and retain the best possible executive talent,

•       Achieve accountability for performance by linking annual cash and long term incentive awards to achievement of measurable performance objectives, and

•       Align executives’ incentives with stockholder value creation.

Our executive compensation programs are designed to encourage our executive officers to operate the business in a manner that enhances stockholder value. An objective of our compensation program is to align interests of our executive officers with our stockholders’ short and long term interests by providing a significant portion of our executive officers’ compensation through equity-based awards. In addition, a substantial portion of our executive’s overall compensation is tied to our financial performance, specifically operating earnings and EBITDA. Our compensation philosophy provides for a direct relationship between compensation and the achievement of our goals and seeks to include management in upside rewards. Prior to determining any compensation package or award, Mr. Terry takes into account the impact of accounting and tax treatments of each particular compensation package or award, including the accounting and tax treatment of stock options.

We have sought to achieve an overall compensation program that provides foundational elements such as base salary and benefits that are generally competitive with the median of the marketplace, as well as an opportunity for variable incentive compensation that is significantly above market when short and long term performance goals are met. Our executive compensation consists of the following components:

•       Base salary;

•       Annual cash bonus incentive(s); and

•       Long-term incentive award(s)—stock option grant(s).

Base Salary.   Base salary is established based on the experience, skills, knowledge and responsibilities required of the executive officers in their roles. When establishing the 2006 base salaries of the executive officers, a number of factors were considered, including the years of service of the individual, individual’s duties and responsibilities, the ability to replace the individual, the base salary at the individual’s prior employment, and market data on similar positions with competitive companies as information becomes available to us informally through recruitment/search consultants in connection with our recent hiring efforts, and through our directors’ experience with Sun Capital’s affiliated portfolio companies. We seek to maintain base salaries that are competitive with the marketplace, to allow us to attract and retain executive talent.

Salaries for executive officers are reviewed on an annual basis, at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances may require review. Increases in salary are based on evaluation of factors such as the individual’s level of responsibility, performance and level of compensation compared to comparable companies owned and managed by Sun Capital affiliates. On April 1, 2006, we raised the base salary for our chief executive officer by $75,000 to $400,000 to make his base salary competitive with salaries for chief executive officers of companies of comparable size to Indalex.

Annual Cash Bonus Incentive.   The objective of the annual cash bonus incentive is to reward executive officers for our performance, as measured by operating earnings or EBITDA. The targets under the bonus plans were established based on our budgeted operating earnings or EBITDA for 2006.

Annual target cash bonuses are determined initially as a percentage of each executive officer’s base salary for the fiscal year, and the payment of target cash bonuses depends upon the achievement of certain pre-determined performance targets and, in some cases, individual performance. The target cash bonus is established based on an individual’s level of responsibility. For 2006, the cash bonus payable to Mr. Stubbs in connection with the achievement of a pre-determined target was established at 75% of his base salary for 2006. For 2006, the cash bonus payable to Mr. Alger in connection with the achievement of a pre-determined target was established at 60% of his base salary for 2006. For 2006, the target cash bonus for Mr. Ulik was established at 45% of his base salary for 2006, with 75% of his cash bonus payable in connection with the achievement of a pre-determined target and 25% of his cash bonus to be determined on a discretionary basis. For 2006, the target cash bonus for Mr. Tabinowski was established at 45% of his base salary for 2006, with 75% of his cash bonus payable in connection with the achievement of a pre-determined target and 25% of his cash bonus to be determined on a discretionary basis. The cash bonus payouts for Messrs. Ulik and Tabinowski for 2006 were pro-rated based on the portion of the year during which they were employed by us. Depending on our performance relative to the applicable predetermined target, the actual cash bonus for our executive officers may be less than or greater than the target cash bonus. All cash bonuses will be limited to a pre-determined maximum, as described below.

Long Term Incentive Awards.   All of our executive officers have received equity compensation awards in the form of non-qualified stock options. We grant long term incentive awards in the form of stock options because it is a common method for privately-held companies to provide equity incentives to executive officers. The options are designed to align the interests of our executive officers with our stockholders’ long-term interests by providing them with equity-based awards that vest over a period of time and become exercisable upon the occurrence of certain events, as well as to reward executive officers for performance. In connection with the Holdings Acquisition, the board adopted a stock option plan on February 2, 2006. The board amended and restated the stock option plan on May 19, 2006. Stock options granted by us have an exercise price equal to the fair market value of our common stock on the date of grant. We granted options to Messrs. Stubbs and Alger in connection with and as a reward for the successful completion of the Holdings Acquisition. These stock options have an exercise price equal to the fair market value of our common stock on the date of the Holdings Acquisition, as determined by the purchase price paid per share of Holdings common stock in that transaction. We have agreed to grant options to Mr. Tabinowski in connection with the start of his employment with Indalex. These stock options will have an exercise price equal to the fair market value of our common stock on the date of their hire, as determined in good faith by representatives of our board of directors. Future grants of stock options will be at the discretion of our board of directors. Because all of the options are non-qualified stock options, we will be entitled to a tax deduction in the year in which the non-qualified stock option is exercised in an amount equal to the amount by which the fair market value of the shares underlying the option on the date of exercise exceeds the option exercise price.

Special Bonus for Option Holders.   On July 18, 2006 we paid a dividend of $1.52 per share to our stockholders. In connection with the dividend, we made an arrangement with our option holders to set aside a special bonus consisting of the dividend the holder would have received had his or her options been exercised in full immediately prior to the time the dividend was paid. The option holders become entitled to the special bonus only as their related options vest, and the special bonus is payable only upon exercise of the related options or a change of control. This award is intended to align interests of our executive officers with our stockholders’ short-term and long-term interests by providing them an opportunity to receive the benefit of this dividend upon the exercise of their options.

Payments in connection with Holdings Acquisition.   In connection with the Holdings Acquisition, Messrs. Stubbs and Alger received divestiture incentive payments from Honeywell of $382,536 and $318,780, respectively. The bonus was paid on February 10, 2006, shortly after the completion of the Holdings Acquisition, and was based upon, among other criteria, the final purchase price received by Honeywell.

Other Programs.   We also provide our Named Executive Officers with life and medical insurance, 401(k) matching and a car allowance program.

Summary Compensation Table

The following table summarizes the total compensation earned in 2006 by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation (3) ($)	Total ($)
Timothy R.J. Stubbs	2006	$394,829	$382,536	(1)(2)	—	$553	$552,000	$30,205	$34,864	$1,394,987
President and Chief Executive Officer
Michael E. Alger	2006	293,906	318,780	(1)(2)	—	262	331,200	4	27,069	971,221
Executive Vice President and Chief Financial Officer
Charles E. Ulik(4)	2006	61,250	—		—	—	32,695	—	3,077	97,022
Chief Operating Officer
Dale R. Tabinowski	2006	15,750	—		—	—	10,622	—	3,785	30,157
Senior Vice President, Human Resources

(1)             Represents divestiture incentive payments from Honeywell on behalf of Indalex in connection with the Holdings Acquisition.

(2)             In connection with a dividend we paid to our stockholders on July 18, 2006, we made an arrangement with our option holders to set aside a special bonus consisting of the dividend the holder would have received had his or her options been exercised in full immediately prior to the time the dividend was paid. As a result of this arrangement, $11,552 was set aside for Mr. Stubbs and $5,472 was set aside for Mr. Alger, representing the dividend per share equal to $1.52 multiplied by the number of currently vested options held by each of them. These amounts are payable only upon exercise of the related options or a change of control.

(3)             The dollar value of the amounts shown in this column for 2006 includes the following:

	Car Allowance	Matching Contributions Under 401(k) Savings Plan	Supplemental 401(k) Matching Contributions (a)	Life Insurance Premiums	Signing Bonus
Timothy R.J. Stubbs	$12,000	$9,900	$9,724	$3,240	—
Michael E. Alger	10,200	9,900	4,563	2,406	—
Charles E. Ulik	2,746	—	—	331	—
Dale R. Tabinowski	785	—	—	—	3,000

(a)             Messrs. Stubbs and Alger are participants in the Indalex USA Benefit Equalization Plan (the “Benefit Equalization Plan”) which provides matching contributions which cannot be contributed to the Indalex plc 401(k) Savings Plan due to limitations imposed by Section 401(a)(17) and Section 415 of the Internal Revenue Code of 1986, as amended. The Benefit Equalization Plan, as amended and restated as of January 1, 2001, is non-qualified and unfunded for tax purposes and for purposes of Title I of ERISA. The rights of participants and their beneficiaries are solely those of a general unsecured creditor of the Company

(4)    As of February 22, 2007 Mr. Ulik is no longer employed by us.

Grants of Plan-Based Awards

The following table summarizes information regarding our 2006 bonus plans and awards granted under our 2006 stock option plan during 2006:

			Estimated Future Payouts Under Non-Equity Incentive Plan			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
		Approval	Threshold	Target	Maximum	Options	Awards	Option
Name	Grant Date	Date(1)	($)	($)	($)	(#)	($/Sh)	Awards
Timothy R.J. Stubbs	5/31/06	2/02/06	—	—	—	38,000 (2)	$111.25	$1,522
President and Chief
Executive Officer	4/04/06	4/04/06	—	$300,000	$600,000	—	—	—
Michael E. Alger	5/31/06	2/02/06	—	—	—	18,000 (2)	111.25	721
Executive Vice
President and Chief	4/04/06	4/04/06	—	180,000	360,000	—	—	—
Financial Officer
Charles E. Ulik(3)	9/13/06	9/11/06	—	110,250	147,000	—	—	—
Chief Operating Officer
Dale R. Tabinowski	11/27/06	9/11/06	—	87,750	117,000	—	—	—
Senior Vice President, Human Resources

(1)    The difference between the date these awards were approved and their grant date is due to a lapse of time between the approval date and the time that award documents to evidence these awards were finalized and executed.

(2)    In connection with a dividend we paid to our stockholders on July 18, 2006, we made an arrangement with our option holders to set aside a special bonus consisting of the dividend the holder would have received had his or her options been exercised in full immediately prior to the time the dividend was paid. As a result of this arrangement, $11,552 was set aside for Mr. Stubbs and $5,472 was set aside for Mr. Alger, representing the dividend per share equal to $1.52 multiplied by the number of currently vested options held by each of them. These amounts are payable only upon exercise of the related options or a change of control.

(3)    As of February 22, 2007 Mr. Ulik is no longer employed by us.

2006 Bonus Plan for Messrs. Stubbs and Alger

The 2006 bonus plan for Mr. Stubbs provides for a base salary of $400,000 and a target cash bonus of $300,000. The 2006 bonus plan for Mr. Alger provides for a base salary of $297,000 and a target cash bonus of $180,000. In 2006, the cash bonuses for Messrs. Stubbs and Alger are based entirely on the amount by which EBITDA exceeds certain pre-determined levels for such year. They will earn no bonus if EBITDA is below a pre-determined threshold, 100% of their target cash bonuses if EBITDA meets the target and up to 200% of their target cash bonuses if EBITDA meets or exceeds a pre-determined maximum. The bonuses are pro rated between threshold and target and between target and maximum and cannot exceed 200% of the target cash bonus. The actual cash bonus paid to Messrs. Stubbs and Alger in 2007 in respect of 2006 was 184% of their target cash bonuses.

2006 Bonus Plan for Messrs. Ulik and Tabinowski

On September 13, 2006, Mr. Ulik entered into a letter agreement with us providing for a base salary of $245,000 and a maximum cash bonus of $147,000. On November 27, 2006, Mr. Tabinowski entered into a letter agreement with us providing for a base salary of $195,000 and a maximum cash bonus of $117,000. The amount of the cash bonuses for Messrs. Ulik and Tabinowski will be determined in accordance with the 2006 Company Bonus Program. The full-year target cash bonuses for Messrs. Ulik and Tabinowski under the 2006 Company Bonus Program were established at $110,250 and $87,750, respectively, and were pro-rated based on the portion of the year during which they were employed by us.

Under the 2006 Company Bonus Program, seventy-five percent (75%) of the cash bonuses for Messrs. Ulik and Tabinowski are based on our operating earnings for 2006 and twenty-five percent (25%) of their cash bonuses are discretionary. The portion of the cash bonuses based on operating earnings (75%) is based on the amount by which operating earnings exceeds certain pre-determined levels for 2006. They will earn none of this portion of their cash bonuses if operating earnings is below a pre-determined threshold, 100% of this portion of their target cash bonuses if operating earnings meets the target and up to 133% of this portion of their target cash bonuses if operating earnings meets or exceeds a pre-determined maximum. The bonuses are pro rated between threshold and target and between target and maximum and cannot exceed 133% of the target cash bonus. The portion of the cash bonuses that is discretionary (25%) is directly related to individual performance. The cash bonuses for Messrs. Ulik and Tabinowski cannot exceed 133% of the target. The actual cash bonus paid to Messrs. Ulik and Tabinowski in 2007 in respect of 2006 was 116% of their target cash bonuses, pro-rated based on the portion of the year during which they were employed by us.

Option Grants for Mr. Tabinowski

Mr. Tabinowski’s letter agreement provides that Mr. Tabinowski is eligible to receive a stock option to purchase up to 2,000 shares of common stock under the 2006 stock option plan. We expect to issue these options in the first half of 2007.

2006 Stock Option Plan

In connection with the Holdings Acquisition, we adopted a stock option plan, which provides for the grant to our directors, officers, key employees and consultants of options to purchase non-voting shares of our common stock. A committee composed of two or more non-employee directors administers the stock option plan. The committee has broad powers under the stock option plan, including exclusive authority to determine:

•       who will receive awards;

•       the type, size and terms of awards; and

•       vesting criteria, if any, of the awards.

Options awarded under the stock option plan will be exercisable for shares of our non-voting common stock. The total number of shares of non-voting common stock as to which options may be granted may not exceed 100,000 shares.

If we undergo a dividend, recapitalization, or a spin-off, split-up, combination or exchange of shares or other change in shares of our non-voting common stock, the committee shall appropriately adjust the aggregate number and kind of shares subject to the stock option plan and the aggregate number and kind of shares subject to each outstanding option and the exercise price thereof. If we undergo a merger, consolidation, or sale of all or substantially all of our assets, the committee may cause options awarded under the stock option plan to become immediately exercisable. 70,000 stock options were outstanding as of December 31, 2006.

Of the options granted to Messrs. Stubbs and Alger, 20% of the shares subject to the option vested on the grant date, with the remaining shares vesting 20% incrementally, commencing on the second anniversary of the grant date with full vesting occurring on the fifth anniversary of the grant date. The options granted to other officers vest in 20% increments on each anniversary date of the grant date, commencing on the first anniversary of the grant date with full vesting occurring on the fifth anniversary of the grant date. The exercise of options is specifically limited and may not occur until the earlier of the end of the option term, a change of control of Holdings, the termination of the executive officer’s employment without cause, or the termination of the executive officer’s employment due to death or disability.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by our Named Executive Officers:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Timothy R.J. Stubbs	—	38,000	—	$111.25	May 31, 2016
President and Chief Executive Officer
Michael E. Alger	—	18,000	—	111.25	May 31, 2016
Executive Vice President and Chief Financial Officer
Dale R. Tabinowski	—	—	—	—	—
Senior Vice President, Human Resources

Pension Benefits

The following table summarizes pension benefits for each of our Named Executive Officers:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Timothy R.J. Stubbs	Indalex USA Pension Plan	6	$9,100	—
President and Chief
Executive Officer	Indalex USA Supplemental Retirement Plan	6	77,600	$25,800
	Canadian Registered Pension Plan	6	19,000	—
	Canadian Supplemental Pension Plan	6	34,000	4,400
Michael E. Alger	Indalex USA Pension Plan	3	48,700	—
Executive Vice
President and Chief Financial Officer	Indalex USA Supplemental Retirement Plan	3	18,200	—
Charles E. Ulik	—	—	—	—
Chief Operating Officer
Dale R. Tabinowski	—	—	—	—
Senior Vice President, Human Resources

The present value calculations presented in the table above assume benefits commence once the Named Executive Officer is eligible for unreduced early retirement at age 62. The assumptions used in the calculations are as follows: discount rate = 5.84% (an estimate of the December 31, 2006 rate); mortality table = RP2000 Combined Table Projected to 2006; and retirement age = Age 62; Canadian benefits converted to U.S. dollars as CDN $1 = US $0.8582.

Non-Qualified Deferred Compensation

The following table summarizes the benefits to our Named Executive Officers under the Benefit Equalization Plan:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Timothy R.J. Stubbs	—	$9,724	$2,038	—	$45,732
President and Chief Executive Officer
Michael E. Alger	—	4,563	1,687	—	35,195
Executive Vice President and Chief Financial Officer
Charles E. Ulik	—	—	—	—	—
Chief Operating Officer
Dale R. Tabinowski	—	—	—	—	—
Senior Vice President, Human Resources

Termination and Change in Control Arrangements

Assuming each executive officer’s employment was terminated under each of the circumstances set forth below, or a change in control occurred, on December 31, 2006, the estimated values of payments and benefits to each named executive officer are set forth in the following table:

Name	Benefit	Termination without Cause Prior to a Change in Control	Termination without Cause Following a Change in Control		Voluntary Termination	Death or Disability	Change in Control
Timothy R.J. Stubbs	Cash
President and Chief Executive Officer	Severance	$394,829	$394,829		$394,829	—	—
	Special Bonus
	for Option
	Holders	—	—		—	—	$11,552
	Value of		271,700				271,700
	Equity		or				or
	Awards	271,700	1,358,500	(1)	—	271,700	1,358,500	(1)
Michael E. Alger	Cash
Executive Vice President and Chief Financial Officer	Severance	293,906	293,906		293,906	—	—
	Special Bonus
	for Option
	Holders	—	—		—	—	5,472
	Value of		128,700				128,700
	Equity		or				or
	Awards	128,700	643,500	(1)	—	128,700	643,500	(1)
Charles E. Ulik	Cash
Chief Operating Officer	Severance	122,500	122,500		—	—	—
Dale R. Tabinowski	Cash
Senior Vice President Human Resources	Severance	97,500	97,500		—	—	—

(1)          The option grant agreements for Messrs. Stubbs and Alger provide that if the consideration for a change in control transaction consists primarily of cash, 100% of the total number of shares subject to the option shall vest immediately prior to the consummation of a change in control. If the transaction consideration does not consist primarily of cash, only the vested portion of the option shall become exercisable upon a change in control.

Timothy R.J. Stubbs.   On May 31, 2006, Mr. Stubbs entered into a letter agreement with us. The agreement provides that if Mr. Stubbs resigns or if Mr. Stubbs’ employment is terminated by us without cause, he is entitled to receive his base salary for a period of twelve months following his resignation or termination of employment without cause. The letter agreement provides that Mr. Stubbs is entitled to receive the severance payment as long as certain conditions are met, including that Mr. Stubbs sign a general release of Indalex and that Mr. Stubbs has not breached any of the terms or provisions of his stock option grant agreement dated May 31, 2006. Mr. Stubbs’ stock option grant agreement provides that Mr. Stubbs will not compete with us during the term of his employment and for a twelve-month period thereafter. The stock option grant agreement also contains certain non-solicitation and non-disparagement agreements. The letter agreement also provides that Indalex shall have the option, by delivering written notice to Mr. Stubbs within nine months after Mr. Stubbs ceases to be an employee, to extend the severance period for an additional twelve-month period, during which Mr. Stubbs will continue to receive the severance payments, and automatically extend the non-competition period prescribed in the option grant agreement for the additional twelve-month period.

Upon a change in control, the vested portion of Mr. Stubbs’ option shall become exercisable, but if the consideration for a change in control transaction consists primarily of cash, 100% of the total number of shares subject to the option shall vest immediately prior to and become exercisable upon the consummation of a change in control. If Mr. Stubbs’ employment is terminated by us other than for cause, then the vested portion of Mr. Stubbs’ option may be exercised after the date of termination but on or before the 15th day of the third calendar month following the date of termination. If Mr. Stubbs’ employment terminates due to death or disability, the vested portion of Mr. Stubbs’ option may be exercised after the date of termination but on or before the later of (a) December 31 of that year or (B) the 15th day of the third calendar month after the date of termination (unless Mr. Stubbs is a “specified employee” as defined in Section 409A(a)(2)(B)(i) of the Internal Revenue Code, in which case the option shall be exercisable on the date that is six months after the date of termination). In addition, upon a sale of Holdings prior to the time his options are fully vested, Mr. Stubbs will be entitled to receive any portion of a special bonus attributable to unvested options as described under “Special Bonus for Option Holders” above.

Michael E. Alger.   On May 31, 2006, Mr. Alger entered into a letter agreement with us. The letter agreement provides that if Mr. Alger resigns or if Mr. Alger’s employment is terminated by us without cause, he is entitled to receive his base salary for a period of twelve months following his resignation or termination of employment without cause. The letter agreement provides that Mr. Alger is entitled to receive the severance payment as long as certain conditions are met, including that Mr. Alger sign a general release of Indalex and that Mr. Alger has not breached any of the terms or provisions of his stock option grant agreement dated May 31, 2006. Mr. Alger’s stock option grant agreement provides that Mr. Alger will not compete with us during the term of his employment and for a twelve-month period thereafter. The stock option grant agreement also contains certain non-solicitation and non-disparagement agreements.

Upon a change in control, the vested portion of Mr. Alger’s option shall become exercisable, but if the consideration for a change in control transaction consists primarily of cash, 100% of the total number of shares subject to the option shall vest immediately prior to and become exercisable upon the consummation of a change in control. If Mr. Alger’s employment is terminated by us other than for cause, then the vested portion of Mr. Alger’s option may be exercised after the date of termination but on or before the 15th day of the third calendar month following the date of termination. If Mr. Alger’s employment terminates due to death or disability, the vested portion of Mr. Alger’s option may be exercised after the date of termination but on or before the later of (a) December 31 of that year or (B) the 15th day of the third calendar month after the date of termination (unless Mr. Alger is a “specified employee” as defined in Section 409A(a)(2)(B)(i) of the Internal Revenue Code, in which case the option shall be exercisable on the date that is six months after the date of termination). In addition, upon a sale of Holdings prior to the time his options are fully vested, Mr. Alger will be entitled to receive any portion of a special bonus attributable to unvested options as described under “Special Bonus for Option Holders” above.

Charles E. Ulik.   The letter agreement, dated September 13, 2006, between Mr. Ulik and  us provides that Mr. Ulik is entitled to a lump sum equivalent to his base salary for six months if we terminate him without cause within the first six months of his employment and a lump sum equivalent to his base salary for a period of twelve months if we terminate him without cause thereafter. In addition, the letter agreement provides that Mr. Ulik will not compete with us or provide services to any of our competitors during the term of his employment and for a period of six months thereafter. The letter agreement also contains certain non-solicitation agreements. Mr. Ulik was paid $136,635 pursuant to this agreement in connection with his termination on February 20, 2007.

Dale R. Tabinowski.   The letter agreement, dated November 27, 2006, between Mr. Tabinowski and us provides that Mr. Tabinowski is entitled to a lump sum equivalent to his base salary for six months if we terminate him without cause within the first six months of his employment and a lump sum equivalent to his base salary for a period of twelve months if we terminate him without cause thereafter. In addition, the letter agreement provides that Mr. Tabinowski will not compete with us or provide services to any of our competitors during the term of his employment and for a period of six months thereafter. The letter agreement also contains certain non-solicitation agreements.

Compensation of Directors

None of our directors receive fees for services as directors. In the future, we may compensate directors who are neither our employees nor affiliates of Sun Capital Partners. All of our directors are reimbursed for out-of-pocket expenses incurred in connection with attending all board and other committee meetings.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 1, 2007, Holdings had 904,061 shares of voting common stock and 95,963 shares of non-voting common stock outstanding and a total of non-voting common stock option currently exercisable or exercisable by our executive officers as a group within 60 days of March 1, 2007. The following table sets forth certain information regarding the beneficial ownership of common stock of Holdings as of March 1, 2007 by:

•       each person who is the beneficial owner of more than 5% of its outstanding voting common stock;

•       each member of the board of directors of Holdings and our Named Executive Officers; and

•       each of our directors and executive officers as a group.

To our knowledge, each such stockholder has sole voting and investment power as to the common stock shown unless otherwise noted. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).

	Indalex Holdings Finance, Inc.
	Number of Shares of Voting Common Stock Beneficially Owned	Number of Shares of Non-Voting Common Stock Beneficially Owned	Total Number of Shares of Common Stock Beneficially Owned	Percent of Voting Common Stock Beneficially Owned	Percent of All Common Stock Beneficially Owned
Principal Stockholders:
Sun Indalex, LLC(1)	904,061	—	904,061	100.0%	90.4%
Indalex Co-Investment, LLC(2)	—	89,976	89,976	—	9.0
Directors and Named Executive Officers:
Timothy R.J. Stubbs	—	898	898	—	*
Michael Alger	—	674	674	—	*
Dale R. Tabinowski	—	—	—	—	—
Clarence E. Terry	—	—	—	—	—
F. Dixon McElwee Jr.	—	—	—	—	—
M. Steven Liff	—	—	—	—	—
All Directors and Executive Officers as a group (6 persons)(1)	—	1,572	1,572	—	*

*                     Denotes less than one percent.

(1)             Includes 904,061 shares which may be deemed beneficially owned within the meaning of Rule 13d-3 of the Exchange Act by Marc J. Leder and Rodger R. Krouse and also by Sun Indalex, LLC, a Delaware limited liability company (“Sun Indalex”), Sun Capital Partners IV, LP, a Delaware limited partnership (“Fund IV”), Sun Capital Partners III, LP, a Delaware limited partnership (“Fund III”), Sun Capital Partners III QP, LP, a Delaware limited partnership (“Fund III QP”), Sun Capital Advisors IV, LP, a Delaware limited partnership (“Advisors IV”), Sun Capital Advisors III, LP, a Delaware limited partnership (“Advisors III”), Sun Capital Partners IV, LLC, a Delaware limited liability company (“Partners IV”) and Sun Capital Partners III, LLC, a Delaware limited liability company (“Partners III”). Messrs. Leder and Krouse may each be deemed to control Sun Indalex, Fund IV, Advisors IV and Partners IV, as Messrs. Leder and Krouse each own 50% of the membership interests in Partners IV, which in turn is the general partner of Advisors IV, which in turn is the general partner of Fund IV, which in turn owns 50% of the membership interests of Sun Indalex. Messrs. Leder and Krouse may also each be deemed to control Sun Indalex, Fund III, Fund III QP, Advisors III and Partners III, as Messrs. Leder and Krouse each own 50% of the membership interests in Partners III, which in turn is the general partner of Advisors III, which in turn is the general partner of Fund III and Fund III QP, which in turn own, collectively, 50% of the membership interests of Sun Indalex. Fund IV, Fund III, Fund III QP, Advisors IV, Advisors III, Partners IV, Partners III, Sun Indalex and Messrs. Leder and Krouse have shared voting and investment power over these shares. Except as to such shared voting power, Fund IV, Fund III, Fund III QP, Advisors IV, Advisors III, Partners IV, Partners III, Sun Indalex and Messrs. Leder and Krouse disclaim beneficial ownership of these shares. The address of Sun Indalex, LLC and Messrs. Leder and Krouse is 5200 Town Center Circle, Suite 470, Boca Raton, FL 33486.

(2)             The address of Indalex Co-Investment, LLC is c/o Goldman Sachs Distressed Opportunities Fund III, L.P. c/o Corporation Service Company, 2711 Centerville Road, Wilmington, Delaware 19808.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	70,000	$111.25	30,000
Total	70,000		30,000

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with Novar plc and Honeywell International, Inc.

Prior to the Transactions, Indalex Inc. was a wholly-owned subsidiary of Honeywell International, Inc. and Indalex Limited was a wholly-owned subsidiary of Novar Overseas Holdings, B.V. On March 31, 2005, Honeywell International, Inc. acquired Novar plc, or “Novar,” our former parent company. When we were a subsidiary of Novar, we received financing support and technical and administrative advice and services from Novar. We made payments to Honeywell and Novar of $2.9 million, $2.8 million and $1.1 million during the years ended December 31, 2003, 2004 and 2005, respectively. For more information regarding our transactions with Novar, see our audited combined financial statements appearing elsewhere in this report.

In connection with the Holdings Acquisition, we entered into a stock purchase agreement, registration agreement, management services agreement and stockholders’ agreement, all as further described below.

Payments in Connection with Honeywell Acquisition

In connection with the Honeywell Acquisition, Messrs. Stubbs, Alger and Nies exercised their options to purchase common stock of Novar plc and received cash upon exercise of such options. The following table sets forth the payments made to Messrs. Stubbs, Alger and Nies in connection with the shares of common stock of Novar plc received upon exercise of options.

Cash received for shares acquired upon options exercise
Timothy R.J. Stubbs	$523,719
Michael Alger	520,699
Jerry W. Nies	50,319

Payments in Connection with the Holdings Acquisition

In connection with the Holdings Acquisition of Indalex by affiliates of Sun Capital, Messrs. Stubbs, Alger and Singleton received a divestiture incentive payment from Honeywell. The bonus was paid shortly after the completion of the Holdings Acquisition and was based upon, amongst other criteria, the final purchase price received by Honeywell. The following table sets forth the payments received related to the Holdings Acquisition.

Cash received upon Completion of the Holdings Acquisition
Timothy R.J. Stubbs	$382,536
Michael Alger	318,780
James Daniel Singleton Jr.(1)	45,120

(1)          As of January 4, 2006, Mr. Singleton is no longer employed by Indalex.

Stock Purchase Agreement

On February 2, 2006, Indalex Holding Corp. acquired all of the outstanding capital stock of Indalex Inc. and Indalex Limited, subsidiaries of Honeywell International Inc., for a total purchase price of approximately $419.1 million in cash ($425.0 million less a $5.9 million post-closing working capital adjustment) (the “Holdings Acquisition”). Indalex Holding Corp. is a holding company that is a wholly-owned direct subsidiary of Holdings, which is beneficially owned by affiliates of Sun Capital Partners, Inc., or the “equity sponsor,” and certain other investors and members of our management team, whom we collectively refer to as the “equity investors.” Pursuant to a letter agreement dated December 21, 2005 among the parties to the stock purchase agreement, it was agreed that the shares of Indalex Inc. would be distributed to Honeywell prior to the agreed-upon dissolution of Novar USA Holdings Inc. and that, upon such distribution, Honeywell would be substituted for Novar USA Holdings Inc. for all purposes under the stock purchase agreement. The distribution of the shares of Indalex Inc. to Honeywell and the subsequent dissolution of Novar USA Holdings Inc. were effected prior to the closing of the Holdings Acquisition. The Issuer is a holding company beneficially owned by affiliates of Sun Capital Partners, Inc., certain other investors and certain members of our management team.

The stock purchase agreement contains customary indemnification provisions. Honeywell’s indemnification obligations for breaches of representations and warranties are, subject to exceptions as specified in the stock purchase agreement, triggered if the aggregate losses associated with such breaches exceed $4.25 million, and Honeywell will be liable only to the extent the losses exceed $2.5 million up to a limit of $100 million. Our indemnification obligations for breaches of representations and warranties are, subject to exceptions as specified in the stock purchase agreement, capped at $100 million. The representations and warranties in the stock purchase agreement generally survive for 18 months following the closing date, subject to exceptions as specified in the stock purchase agreement.

Registration Agreement

Holdings, the management investors and the other stockholders of Holdings, including Sun Indalex, LLC, entered into a registration agreement in connection with the consummation of the Holdings Acquisition. Pursuant to the registration agreement, Sun Indalex, LLC, the management investors and the other investors will have piggyback registration rights, under certain circumstances, in the event Holdings registers any of its securities under the Securities Act. Furthermore, Sun Indalex, LLC has the right, under certain circumstances, to request registration under the Securities Act of all or any portion of its securities in Holdings. The management investors and the other investors may, subject to certain exceptions, participate in any such registration requested by Sun Indalex, LLC.

Management Services Agreement

We entered into a management services agreement with Sun Capital Partners Management III, LP, which we refer to as “Sun Management,” in connection with the consummation of the Holdings

Acquisition. Pursuant to the management services agreement, Sun Management will provide financial and management consulting services in exchange for an annual fee, payable in quarterly installments, equal to the greater of (a) $1 million and (b) 2% of our EBITDA (as defined in the management services agreement) for a given fiscal year. We will also reimburse Sun Management for all reasonable out-of-pocket fees and expenses it incurs in performing financial and management consulting services under the management services agreement. During the period from February 2, 2006 through December 31, 2006, we incurred expenses of $1.6 million in management fees payable to Sun Management.

In addition to an annual fee, Sun Management will receive a management consulting fee equal to 1% of the consideration paid to or by us in connection with certain corporate transactions, including, without limitation, any refinancings, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, and sales and divestitures involving us.

In connection with the Holdings Acquisition, affiliates of Sun Capital Partners, Inc. received $5.5 million in acquisition fees, including a fee of $5.1 million for services associated with evaluation, negotiation, financing, and structuring of the acquisition of Indalex Holdings Finance. The remaining $0.4 million was a closing fee related to the $15 million of notes purchased by Sun Capital Securities Offshore fund, LTD.

Stockholders’ Agreement

Holdings, the management investors and the other stockholders of Holdings, including Sun Indalex, LLC, entered into a stockholders’ agreement in connection with the consummation of the Holdings Acquisition. The stockholders’ agreement includes the following terms:

•       transfer restrictions, subject to customary exceptions for transfers permitted by the registration agreement, transfers to other stockholders of Holdings, transfers to affiliates and, in the case of individual stockholders, transfers to a family member of a stockholder or a trust for the sole benefit of a stockholder or a stockholder’s family member, which transfers we will collectively refer to herein as “exempt transfers”;

•       rights of first refusal in favor of Holdings and, if not exercised by Holdings, Sun Indalex, LLC;

•       “tag along” rights in the event of a transfer by Sun Indalex, LLC of shares of common stock of Holdings, subject to exceptions for exempt transfers and one or more transfers by Sun Indalex, LLC involving in the aggregate less than 10% of the shares of common stock of Holdings owned by Sun Indalex, LLC as of the date of the Holdings Acquisition;

•       “drag along” rights in the event Sun Indalex, LLC or the board of directors of Holdings approves a sale of Holdings;

•       preemptive rights with respect to an offering of securities by Holdings, subject to customary exceptions; and

•       a voting proxy granted to Sun Indalex, LLC by all stockholders of Holdings in respect of all matters in which Holdings stockholders are entitled to vote.

Purchase of Notes by Sun Capital Securities Offshore Fund, Ltd.

Sun Capital Securities Offshore Fund, Ltd., an affiliate of Sun Capital, purchased $15.0 million of notes in the offering of the notes at a price equal to the price set forth on the cover. In connection with the Transactions, we paid a closing fee to Sun Capital Securities Offshore Fund, Ltd. in the amount of $375,000. On July 18, 2006, Sun Capital Securities Offshore Fund, Ltd. sold the $15.0 million of notes to unaffiliated purchasers.

Policies and Procedures for Related Party Transactions

As a private company, our board of directors generally reviews our related party transactions, although we have not historically had formal policies and procedures regarding the review and approval of related party transactions.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services provided by Crowe Chizek and Company LLC for fiscal year 2006. All Audit-Related Fees, Tax Fees and Other Fees shown below were pre-approved by the Board of Directors in accordance with its established procedures.

(In thousands)	2006
Audit Fees(a)	$793.6
Audit-Related Fees(b)	4.8
Tax Fees(c)	211.6
All Other Fees	597.4
Total	$1,607.4

The following table presents fees for services provided by Crowe Chizek and Company LLC for fiscal year 2005. All Audit-Related Fees, Tax Fees and Other Fees shown below were pre-approved by the Board of Directors in accordance with its established procedures.

(In thousands)	2005
Audit Fees(a)	$735.3
Audit-Related Fees(b)	—
Tax Fees(c)	—
All Other Fees(d)	881.2
Total	$1,616.5

(a)           Fees for professional services provided for the audit of the Company’s annual financial statements.

(b)          Fees for professional services which principally include services in connection with internal control matters and audits of employee benefit plans.

(c)           Fees for professional services for tax related advice and compliance.

(d)          All other fees include fees for professional services for accounting consultations on matters addressed during the audit or interim reviews, offering memorandums and registration statements including comfort letters and consent.

During 2004, Indalex was a wholly owned consolidated subsidiary of Novar plc, and audit, audit-related and tax fees charged to Novar plc included services provided by Deloitte & Touche LLP to Indalex. Allocation of those fees to Indalex is not meaningful and therefore has not been presented.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements:

(a)(2)       Financial Statement Schedules:

SCHEDULE I—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Allowance for doubtful accounts:

Balance December 31, 2003	$4,097
Provisions charged to income	2,695
Deductions from reserves	(1,309)
Ending Balance December 31, 2004	5,483
Provisions charged to income	829
Deductions from reserves	(435)
Ending Balance March 31, 2005	5,877
Provisions charged to income	294
Deductions from reserves	(1,931)
Ending Balance December 31, 2005	4,240
Provisions charged to income	215
Deductions from reserves	—
Ending Balance February 1, 2006	4,455
Provisions charged to income	466
Deductions from reserves	(459)
Ending Balance December 31, 2006	$4,462

Deductions from reserves include uncollectible accounts written off, recoveries, and translation adjustments.

(a)(3)       Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1

Stock Purchase Agreement, dated September 16, 2005, among Indalex Holding Corp., Novar USA Holdings Inc., Novar Overseas Holdings B.V. and Honeywell International Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

3.1

Amended and Restated Certificate of Incorporation of Indalex Holdings Finance, Inc. (the “Company”) (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

3.2	By-laws of Indalex Holdings Finance, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
4.1

Indenture, dated as of February 2, 2006, among Indalex Holding Corp., the note guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

4.2

Registration Rights Agreement, dated February 2, 2006, among Indalex Holding Corp., the note guarantors named therein and J.P. Morgan Securities Inc., on behalf of itself and as representative of Harris Nesbitt Corp., Credit Suisse Securities (USA) LLC, Piper Jaffray & Co. and Morgan Joseph & Co. Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

4.3	Form of Senior Note (attached as exhibit to Exhibit 4.1) (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
4.4

Security Agreement, dated February 2, 2006, among Indalex Holdings Finance, Inc., Indalex Holding Corp., the Subsidiary Parties defined therein and U.S. Bank National Association (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on December 15, 2006).

4.5

Intercreditor Agreement, dated February 2, 2006, among JPMorgan Chase Bank, N.A., U.S. Bank National Association, Indalex Holdings Finance, Inc., and each Subsidiary listed on Schedule I attached thereto (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on December 15, 2006).

10.1

Credit Agreement, dated as of February 2, 2006, among Indalex Holdings Finance, Inc., Indalex Holding Corp., 6461948 CANADA INC., the other subsidiaries of Indalex Holding Corp. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

10.2

Management Services Agreement, dated as of February 2, 2006, by and among Indalex Holding Corp., Indalex Limited and Sun Capital Partners Management III, LP (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

10.3

Stockholders Agreement, dated as of February 2, 2006, by and among Sun Indalex, LLC, each person whose name appears on the signature page thereto under the heading “Minority Stockholders” or who otherwise becomes a party thereto and Indalex Holdings Finance, Inc (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

10.4

Registration Agreement, dated as of February 2, 2006, by and among Indalex Holdings Finance, Inc., Sun Indalex, LLC and each person whose name appears on the signature pages attached thereto or who otherwise becomes a party thereto (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

10.5

Securities Purchase Agreement, dated as of February 2, 2006, by and between Indalex Holdings Finance, Inc. and Sun Indalex, LLC (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

10.6

Securities Purchase Agreement, dated as of February 2, 2006, by and among Indalex Holdings Finance, Inc. and each person whose name appears on the signature page thereto under the heading “Purchasers” (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

10.7

Securities Purchase Agreement, dated as of May 8, 2006, by and among Indalex Holdings Finance, Inc., Indalex Co-Investment, LLC and each person whose name appears on the signature page thereto under the heading “Sellers” (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

10.8	Indalex Holdings Finance, Inc. 2006 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.9

Form of Stock Option Grant Agreement for Timothy R.J. Stubbs and Michael E. Alger (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

10.10	Form of Stock Option Grant Agreement for other employees (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.11

Indalex Holdings Finance, Inc. 2006 Employee Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

10.12

Letter Agreement, dated May 31, 2006, between Timothy Stubbs and Indalex Holdings Finance, Inc (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

10.13

Letter Agreement, dated May 31, 2006, between Michael Alger and Indalex Holdings Finance, Inc (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

10.14

Termination Agreement, dated July 12, 2005, between Jerry Nies and Indalex Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

10.15

Letter Agreement, dated September 11, 2006, between Charles Ulik and Indalex Holding Corp (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

10.16

Letter Agreement, dated May 8, 2006, among Sun Indalex, LLC, Indalex Co-Investment, LLC and Indalex Holdings Finance, Inc (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

10.17

Shareholders Agreement, dated June 8, 2001, between Global Applied Technologies Holdings Limited (now known as Asia Aluminum Holdings Limited), Indalex UK Limited, Indalex, Inc., and China Aluminum Group Holdings (BVI) Limited (now known as Asia Aluminum Group Limited) (English Translation) (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on December 15, 2006).

10.18

Stock Purchase Agreement, dated April 25, 2001, between Indalex UK Limited, Global Applied Technologies Holdings Limited (now known as Asia Aluminum Holdings Limited) and Indalex, Inc. (English Translation) (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on December 15, 2006).

10.19

Supply Agreement, dated April 29, 2004, between Indalex, Inc. and Asia Aluminum Group Limited (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on December 15, 2006).

10.20

Letter Agreement, dated September 11, 2006, between Dale Tabinowski and Indalex Holding Corp (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on January 17, 2007).

10.21	2006 Company Bonus Program (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on January 17, 2007).
10.22

2006 Bonus Plan for Timothy R.J. Stubbs and Michael E. Alger (incorporated by reference Amendment No. 2 to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on January 17, 2007).

12.1	Computation of ratio of earnings to fixed charges.
14.1	Code of Ethics.
21.1	Subsidiaries of Indalex Holdings Finance, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Unaudited Pro Forma Condensed Combined Financial Data.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lincolnshire, State of Illinois, on April 2, 2007.

INDALEX HOLDINGS FINANCE, INC.
By:	/s/ TIMOTHY R.J. STUBBS
Name:	Timothy R.J. Stubbs
Title:	President and Chief Executive Officer

* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated on April 2, 2007.

Signature	Title
/s/ TIMOTHY R.J. STUBBS	President, Chief Executive Officer
Timothy R.J. Stubbs	(principal executive officer) and Director
/s/ MICHAEL E. ALGER	Executive Vice President, Secretary, Treasurer,
Michael E. Alger	Chief Financial Officer (principal financial and accounting officer) and Director
/s/ CLARENCE E. TERRY	Director
Clarence E. Terry
/s/ F. DIXON MCELWEE JR.	Director
F. Dixon McElwee Jr.
Director
M. Steven Liff

Index to Financial Statements

Indalex Audited Consolidated and Combined Financial Statements
Report of Crowe Chizek and Company LLC, independent registered public accounting firm	F-2
Audited consolidated and combined balance sheets as of December 31, 2006, and 2005	F-4

Audited consolidated and combined statements of income for the periods January 1, 2006 to February 1, 2006, February 2, 2006 to December 31, 2006, January 1, 2005 to March 31, 2005 and April 1, 2005 to December 31, 2005 and for the year ended December 31, 2004

F-5

Audited consolidated and combined statements of cash flows for the periods January 1, 2006 to February 1, 2006, February 2, 2006 to December 31, 2006, January 1, 2005 to March 31, 2005 and April 1, 2005 to December 31, 2005 and for the year ended December 31, 2004

F-6

Audited consolidated and combined statements of stockholders’ equity for the periods January 1, 2006 to February 1, 2006, February 2, 2006 to December 31, 2006, January 1, 2005 to March 31, 2005 and April 1, 2005 to December 31, 2005 and for the year ended December 31, 2004

F-7
Notes to consolidated and combined financial statements	F-10
Asia Aluminum Group Audited Financial Statements
Consolidated income statements for the years ended June 30, 2006, 2005 and 2004	F-63
Consolidated balance sheets as of June 30, 2006 and 2005	F-64
Consolidated statements of changes in equity for the years ended June 30, 2006, 2005 and 2004	F-65
Consolidated cash flow statements for the years ended June 30, 2006, 2005 and 2004	F-67
Notes to financial statements	F-69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of
Indalex Holdings Finance, Inc.
Lincolnshire, Illinois

We have audited the accompanying consolidated and combined balance sheets of Indalex Holdings Finance, Inc. (Successor), and prior to February 2, 2006, a Combination of Indirect Wholly Owned Subsidiaries of Honeywell International, Inc. (Predecessor 2), and prior to April 1, 2005, a Combination of Indirect Wholly Owned Subsidiaries of Novar plc (Predecessor 1), collectively referred to as “Indalex” or “the Company,” as of December 31, 2006 and 2005 and the related consolidated and combined statements of income, stockholders’ equity, and cash flows for the periods from January 1, 2006 to February 1, 2006 (Predecessor 2), from February 2, 2006 to December 31, 2006 (Successor), from January 1, 2005 to March 31, 2005 (Predecessor 1), from April 1, 2005 to December 31, 2005 (Predecessor 2), and for the year ended December 31, 2004 (Predecessor 1). In connection with our audits of the consolidated and combined financial statements, we also audited the consolidated and combined financial statement schedule listed in Item 15. These consolidated and combined financial statements and the consolidated and combined financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and the consolidated and combined financial statement schedule based on our audits.

We did not audit the financial statements of Asia Aluminum Group (“AAG”) in which Indalex has an investment that is accounted for by the equity method. The accompanying financial statements of Indalex include its investment in the net assets of AAG totaling approximately $96,950,000 and $94,380,000 as of December 31, 2006 and 2005, respectively, and its equity method income from AAG totaling approximately $643,000, $11,841,000, $1,557,000, $9,380,000 and $14,807,000 for the periods from January 1, 2006 to February 1, 2006 (Predecessor 2), from February 2, 2006 to December 31, 2006 (Successor), from January 1, 2005 to March 31, 2005 (Predecessor 1), from April 1, 2005 to December 31, 2005 (Predecessor 2), and for the year ended December 31, 2004 (Predecessor 1), respectively. The financial statements of AAG for each of the fiscal years ended June 30, 2006, 2005 and 2004, prepared on the basis of accounting principles generally accepted in Hong Kong, were audited by other auditors whose report has been furnished to us, and our audit report, insofar as it relates to the amounts included for AAG, is based on the reports of such other auditors and the procedures we considered necessary in the circumstances with respect to the inclusion of Indalex’s equity investment and equity method income in the accompanying financial statements, taking into consideration differences between accounting principles generally accepted in Hong Kong and those generally accepted in the United States of America and the differences in the fiscal year.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Indalex Holdings Finance, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the periods from January 1, 2006 to February 1, 2006 (Predecessor 2), from February 2, 2006 to December 31, 2006 (Successor), from January 1, 2005 to March 31, 2005 (Predecessor 1), from April 1, 2005 to December 31, 2005 (Predecessor 2), and for the year ended December 31, 2004 (Predecessor 1) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 22 to the consolidated and combined financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Notes 2 and 18 to the consolidated and combined financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans.

/s/ Crowe Chizek and Company LLC
Oak Brook, Illinois
March 29, 2007

INDALEX HOLDINGS FINANCE, INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
December 31, 2006 and December 31, 2005
(Dollars in thousands)

	December 31, 2006	December 31, 2005
	(Successor)	(Predecessor 2)
ASSETS
Current Assets:
Cash and cash equivalents	$11,157	$9,366
Accounts receivable, less allowance of $4,462 in 2006 and $4,240 in 2005	103,924	113,798
Receivable from affiliates	—	3,109
Receivable from suppliers	8,980	7,873
Refundable income taxes	—	243
Inventories	67,182	58,350
Prepaid expenses and other current assets	10,765	17,543
Deferred income tax	—	347
Total current assets	202,008	210,629
Notes receivable from affiliates	—	4,279
Investment in AAG	96,950	94,380
Property, plant, and equipment, net	199,638	219,357
Goodwill.	3,537	14,626
Other intangibles, net	78,264	74,718
Deferred financing costs	14,594	—
Other assets	2,692	403
Total assets	$597,683	$618,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$66,780	$65,763
Payable to affiliates	—	429
Income taxes payable	2,648	—
Deferred income taxes	2,456	—
Accrued expenses and other current liabilities	38,478	45,372
Accrued interest	13,806	—
Capital lease obligation	1,243	726
Checks issued in excess of bank balance	—	1,716
Revolver borrowings.	55,717	—
Total current liabilities	181,128	114,006
Other liabilities	30,667	53,940
Capital lease obligation	4,674	3,143
Long-term debt	266,957	—
Deferred income taxes	24,859	24,197
Total liabilities	508,285	195,286
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock ($.001 par value per share). Authorized shares 2,900,000. Issued and oustanding 1,000,114	1	391
Additional paid-in capital.	110,665	411,515
Treasury stock, 90 shares at $111.11 per share	(10)	—
Accumulated retained earnings (deficit)	(23,898)	9,712
Accumulated other comprehensive income	2,640	1,488
Total stockholders’ equity	89,398	423,106
Total liabilities and stockholders’ equity	$597,683	$618,392

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

	Years ended				Year ended
	December 31, 2006		December 31, 2005
	January 1-	February 2-	January 1-	April 1-
	February 1	December 31	March 31	December 31	Dec 31, 2004
	(Predecessor 2)	(Successor)	(Predecessor 1)	(Predecessor 2)	(Predecessor 1)
Net sales	$100,019	$1,142,842	$239,849	$781,521	$932,696
Costs and expenses:
Cost of sales	95,127	1,058,677	221,542	727,799	854,386
Selling, general, and administrative	5,548	54,966	15,593	35,933	52,619
Management fees to affiliates	125	1,634	700	1,131	2,771
Amortization of intangible assets	920	10,736	—	8,282	—
Other (income) expense	195	1,016	993	(825)	2,298
Restructuring charges	—	1,772	694	(222)	6,086
Impairment of long-lived assets	—	7,248	381	636	2,728
(Gain) loss on disposal of assets	—	255	(274)	(146)	(675)
Mark-to-market on derivatives	(3,619)	7,560	285	(1,200)	(3,638)
Total costs and expenses	98,296	1,143,864	239,914	771,388	916,575
Income (loss) from operations.	1,723	(1,022)	(65)	10,133	16,121
Other income (expense):
Interest to affiliates, net	—	—	(1,208)	(3,712)	(8,637)
External interest expense	(24)	(35,745)	—	(333)	(132)
Deferred financing costs	—	(2,220)	—	—	—
Interest income	—	—	—	144	182
Income from equity method investment in AAG	643	11,841	1,557	9,380	14,807
Affiliated acquisition fees	—	(5,475)	—	—	—
Dividend income from affiliates	—	—	9,077	—	15,102
Income (loss) before income taxes	2,342	(32,621)	9,361	15,612	37,443
Income tax provision (benefit)	703	(8,723)	9	1,912	(5,808)
Income (loss) from continuing operations	1,639	(23,898)	9,352	13,700	43,251
Discontinued operations, net of tax provision (benefit) of $—, $—, ($27), $—, and $339 for January 1 to February 1, 2006, February 2 to December 31, 2006, January 1 to March 31, 2005, April 1 to December 31, 2005, and 2004, respectively	—	—	(50)	—	1,126
Net income (loss)	$1,639	$(23,898)	$9,302	$13,700	$44,377

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, December 31, 2005 and December 31, 2004
(Dollars in thousands)

	Years ended				Year ended
	December 31, 2006		December 31, 2005
	January 1-	February 2-	January 1-	April 1-	December 31,
	February 1	December 31	March 31	December 31	2004
	(Predecessor 2)	(Successor)	(Predecessor 1)	(Predecessor 2)	(Predecessor 1)
Cash flows from operating activities
Net income (loss)	$1,639	$(23,898)	$9,302	$13,700	$44,377
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	2,821	32,327	7,953	24,943	32,689
Amortization of intangible assets	920	10,736	—	8,282	—
Amortization of deferred financing costs	—	2,220	—	—	—
Amortization of bond discount	—	394	—	—	—
(Gain) loss on disposal of assets	—	255	(274)	(146)	(675)
Impairment of long-lived assets	—	7,248	381	636	2,728
Dividend from affiliate	—	—	(9,077)	—	—
Other	743	21	245	—	30
Income from equity method investment in AAG	(643)	(11,841)	(1,557)	(9,380)	(14,807)
Dividends from equity method investment in AAG	—	4,891	4,602	—	—
Stock-based compensation	—	938	1,244	—	2,229
Executive compensation	—	—	311	—	—
Management fees to affiliates	125	—	700	—	—
Deferred income taxes	988	(11,329)	(218)	(6,201)	(1,723)
Changes in operating assets and liabilities, net of the effect of the acquisition:
Accounts receivable	(12,255)	18,492	(25,297)	21,076	(30,624)
Receivable from affiliates	1,854	—	(183)	(2,338)	143
Inventories	(2,652)	3,001	(14,704)	29,397	(8,008)
Prepaids and other assets	(3,684)	7,000	2,138	(6,086)	2,255
Income taxes payable/refundable	(292)	2,383	(10,154)	3,876	(1,177)
Checks issued in excess of bank balance	(242)	(1,260)	—	1,716	—
Accounts payable	(6,586)	8,059	2,422	(8,268)	16,493
Accrued expenses and other liabilities	19,798	(18,349)	1,433	(12,914)	3,942
Payable to affiliates	812	—	(465)	(261)	617
Net cash from discontinued operations	—	—	—	—	(1,126)
Net cash from operating activities	3,346	31,288	(31,198)	58,032	47,363
Cash flows from investing activities
Capital expenditures	(3,006)	(21,277)	(8,770)	(20,228)	(33,275)
Proceeds from sales of property, plant and equipment	—	2,244	738	2,039	165
Proceeds from sale of business	—	4,548	—	—	—
Cash paid for acquisition	—	(418,256)	—	—	—
Payment of acquisition transaction cost	—	(1,735)	—	—	—
Redemption of investment in affiliates	—	—	—	—	32,872
Proceeds from sales of discontinued operations	—	—	—	—	1,111
Net cash from investing activities	(3,006)	(434,476)	(8,032)	(18,189)	873
Cash flows from financing activities
Dividends and distributions	(6,809)	(1,522)	—	(25,759)	(8,000)
Payments on capital lease obligation	(58)	(1,033)	—	(58)	—
Revolver payments, net.	—	(13,122)	—	—	—
Debt payments	—	—	—	(6,000)	—
Repurchases of common stock	—	(10)	—	—	—
Net (payments to) collections from affiliates on notes	(1,620)	—	30,596	(14,663)	(139,916)
Revolver borrowings, acquisition.	—	68,839	—	—	—
Borrowings on long-term debt, acquisition.	—	266,563	—	—	—
Capital contributions	—	111,250	—	—	151,500
Capital redemptions	—	—	—	—	(40,612)
Debt issuance costs	—	(16,814)	—	—	—
Net cash from financing activities	(8,487)	414,151	30,596	(46,480)	(37,028)
Effect of changes in foreign exchange rates on cash	(27)	194	2,887	(1,772)	(6,236)
Net change in cash and cash equivalents	(8,174)	11,157	(5,747)	(8,409)	4,972
Cash and cash equivalents
Beginning of period	9,366	—	23,522	17,775	18,550
End of period	$1,192	$11,157	$17,775	$9,366	$23,522
Supplemental cash flow information:
Cash paid for interest	$18	$21,939	$1,191	$2,901	$9,009
Cash paid for income taxes (refunds received)	—	(62)	10,401	4,888	(3,631)
Transfer of business to affiliate	—	—	—	—	34,559
Supplemental disclosure of non cash investing and financing activities:
Property and equipment acquired under a capital lease	$—	$3,198	$—	$3,724	$—
Redemption of investment in preferred shares	—	—	161,214	—	—
Settlement of affiliate loan	—	—	30,423	—	—
Settlement dividend to affiliate	—	—	139,868	—	—
Supplemental disclosure of acquisition of a business:
Fair value of assets acquired	$—	$627,568	$—	$—	$—
Fair value of liabilities assumed	—	209,312	—	—	—
Cash paid for acquisition	$—	$418,256	$—	$—	$—

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

					Accumulated
			Accumulated		Other		Other
		Additional	Retained	Unearned	Comprehensive		Comprehensive
	Common	Paid-in	Earnings	Deferred	Income		Income
	Stock	Capital	(Deficit)	Compensation	(Loss)	Total	(Loss)
Predecessor 1 balance, December 31, 2003	$41,003	$380,116	$10,232	$(589)	$8,361	$439,123
Dividends paid	—	—	(8,000)	—	—	(8,000)
Transfer of business affiliate	—	—	(34,559)	—	—	(34,559)
Capital contributions	—	151,500	—	—	—	151,500
Capital redemption	(40,612)	—	—	—	—	(40,612)
Net income	—	—	44,377	—	—	44,377	44,377
Stock-based compensation	—	2,830	—	(655)	—	2,175
Translation adjustment	—	—	—	—	8,684	8,684	8,684
Minimum liability adjustment related to defined benefit plan (net of tax benefit of $472)	—	—	—	—	(836)	(836)	(836)
Total comprehensive income							$52,225
Predecessor 1 balance, December 31, 2004	$391	$534,446	$12,050	$(1,244)	$16,209	$561,852

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

					Accumulated
			Accumulated		Other		Other
		Additional	Retained	Unearned	Comprehensive		Comprehensive
	Common	Paid-in	Earnings	Deferred	Income		Income
	Stock	Capital	(Deficit)	Compensation	(Loss)	Total	(Loss)
Predecessor 1 balance, January 1, 2005	$391	$534,446	$12,050	$(1,244)	$16,209	$561,852
Dividends and distributions	—	(118,516)	(21,352)	—	—	(139,868)
Net income	—	—	9,302	—	—	9,302	$9,302
Stock-based compensation	—	—	—	1,244	—	1,244
Executive compensation	—	311	—	—	—	311
Management fees to affiliates	—	700	—	—	—	700
Translation adjustment	—	—	—	—	(2,040)	(2,040)	(2,040)
Total comprehensive income							$7,262
Predecessor 1 Balance March 31, 2005	$391	$416,941	$—	$—	$14,169	$431,501
Predecessor 2 balance, April 1, 2005	$391	$433,286	$—	$—	$—	$433,677
Dividends and distributions	—	(21,771)	(3,988)	—	—	(25,759)
Net income	—	—	13,700	—	—	13,700	$13,700
Translation adjustment	—	—	—	—	2,110	2,110	2,110
Minimum liability adjustment related to defined benefit plan (net of tax benefit of $335)	—	—	—	—	(622)	(622)	(622)
Total comprehensive income							$15,188
Predecessor 2 balance, December 31, 2005	$391	$411,515	$9,712	$—	$1,488	$423,106

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

					Accumulated
			Accumulated		Other		Other
		Additional	Retained		Comprehensive		Comprehensive
	Common	Paid-in	Earnings	Treasury	Income		Income
	Stock	Capital	(Deficit)	Stock	(Loss)	Total	(Loss)
Predecessor 2 balance, January 1, 2006	$391	$411,515	$9,712	$—	$1,488	$423,106
Dividends and distributions	—	(12,708)	—	—	—	(12,708)
Divestiture incentive payment	—	743	—		—	743
Net income	—	—	1,639	—	—	1,639	$1,639
Management fees to affiliates	—	125	—	—	—	125
Translation adjustment	—	—	—	—	(141)	(141)	(141)
Total comprehensive income							$1,498
Predecessor 2 Balance, February 1, 2006	$391	$399,675	$11,351	$—	$1,347	$412,764
Successor balance, February 2, 2006	$—	$—	$—	$—	$—	$—
Dividends and distributions	—	(1,522)	—	—	—	(1,522)
Capital contributions	1	111,249	—	—	—	111,250
Net loss	—	—	(23,898)	—	—	(23,898)	$(23,898)
Stock-based compensation	—	938	—	—	—	938
Repurchase of common stock	—	—	—	(10)	—	(10)
Translation adjustment	—	—	—	—	(66)	(66)	(66)
Adjustment to accrued benefit liability and cumulative adjustment for the adoption of SFAS No. 158 related to defined benefit plan (net of tax of $1,831)	—	—	—	—	2,706	2,706	(353)
Total comprehensive loss							$(24,317)
Successor balance, December 31, 2006	$1	$110,665	$(23,898)	$(10)	$2,640	$89,398

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 1—GENERAL

On February 2, 2006, Indalex Holding Corp. acquired (the “Indalex Holdings acquisition”), Indalex Inc. and Indalex Limited, wholly owned subsidiaries of Honeywell International, Inc. (“Honeywell”). Indalex Holding Corp. is a holding company that is a wholly-owned direct subsidiary of Indalex Holdings Finance, Inc., (together with its predecessors, the “Company”) which is beneficially owned by affiliates of Sun Capital Partners, Inc., certain other investors and members of the Company’s management team. Honeywell had previously acquired (the “Honeywell acquisition”) the former parent company, Novar plc (“Novar”), on March 31, 2005. Both the Indalex Holdings and the Honeywell acquisitions were accounted for under purchase accounting. The financial statements presented prior to the Honeywell acquisition are referred to as “Predecessor 1”, and the statements following the Honeywell acquisition and prior to the Indalex Holdings acquisition are referred to as “Predecessor 2.” The financial statements presented after the Indalex Holdings acquisition are referred to as the “Successor Company.” Results prepared for each of these periods are not comparable.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and reflect the policies set out below.

Use of Estimates:   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, accounts related to income taxes, liabilities related to pension and other post-retirement benefits, and the valuation of intangible assets.

Revenue Recognition:   The Company recognizes net sales when the revenue is realized or realizable, and has been earned, in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements.

The Company recognizes product revenue, net of trade discounts and allowances, in the reporting period in which the products are shipped and the title and risk of ownership pass to the customer.

The Company records tolling revenue when the revenue is realized or realizable, and has been earned. Tolling refers to the process by which certain customers provide metal to the Company for conversion to extrusions. The Company does not take title to the metal and, after the shipment of the extrusion to the customer, the Company charges them for the value-added conversion cost and records these amounts in net sales.

Shipping and handling amounts the Company bills to its customers are included in net sales and the related shipping and handling costs the Company incurs are included in cost of sales.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues related to long-term design contracts for discontinued operations (see Note 24) are recognized on a percentage-of-completion basis. Full provision is made for estimated losses on contracts as soon as they are identified.

Cash Equivalents:   For purposes of reporting cash flows, the Company considers all interest-bearing securities having maturities of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable:   Receivables include trade receivables, notes receivable, and other miscellaneous receivables from suppliers. The Company generally does not charge interest on its trade receivables.

Allowance for Doubtful Accounts:   The allowance for doubtful accounts is determined by management based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed.

Allowances of $4,462 and $4,240 have been provided at December 31, 2006 and December 31, 2005, respectively.

Inventories:   Inventories are valued at the lower of cost or market. Cost includes labor, materials, and production overhead. The cost of domestic inventory is determined predominantly using the last-in, first-out (“LIFO”) method. The cost of inventory in foreign operations is costed using the first-in, first out method.

Investments in Affiliates:   Investments in affiliates consisted of nonvoting, cumulative preferred shares of other indirect wholly owned subsidiaries of Novar plc and were accounted for at cost. The investments were with affiliated subsidiaries so there was no traded market value for the stock. At least annually, the Company evaluated whether events and circumstances had occurred that indicated whether the remaining balance of the investments may not be recoverable.

Investment in AAG:   Investment in AAG consists of Indalex Limited’s investment in AAG, which is accounted for using the equity method of accounting.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment:   Additions to property, plant, and equipment, including expenditures which improve or prolong the useful lives of such assets, are valued at cost. Expenditures for improvements and betterments are capitalized, and repairs and maintenance are charged to expense as incurred. Property, plant, and equipment obtained through acquisitions are stated at their fair values at the date of acquisition. Depreciation is computed principally on a straight-line basis for financial reporting purposes. The estimated useful lives for computing depreciation are as follows:

Building	20 - 40 years
Leasehold improvements	1 - 15 years
Machinery and equipment	2 - 15 years
Furniture and fixtures	3 - 10 years
Vehicles	3 - 5 years

Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the improvement or remaining life of the lease, whichever is shorter.

Computer software is capitalized and included in machinery and equipment for the Company projects that have a significant long-term benefit. In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed for Internal Use, the Company expenses costs incurred in the preliminary project stage and thereafter capitalizes costs incurred in developing or obtaining internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Generally, a three-year life is used for depreciation.

The Company capitalizes the costs for tools and dies and depreciates the costs over two years.

Accounting for the Impairment of Long-Lived Assets:   The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. At least annually, the Company evaluates whether events and circumstances have occurred that indicate whether the remaining estimated useful lives of its long-lived assets may warrant revision or whether the remaining balance of such assets may not be recoverable.

Goodwill:   In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Management believes that goodwill is not impaired at December 31, 2006.

Financial Instruments:   Derivative financial instruments are used to hedge existing inventory (metals) and anticipated purchases of aluminum and gas and are, therefore, held for purposes other than trading. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counterparties,

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

consisting primarily of major financial institutions, and does not anticipate nonperformance by any counterparty.

To manage foreign currency exposure, the Company enters into foreign currency forward contracts. The contracts are reported in the consolidated and combined financial statements at fair value using a mark to market valuation.

The Company accounts for financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities. The derivatives are marked to market through the income statement.

Stock-Based Compensation:   Effective January 1, 2006 the Company adopted SFAS No. 123(R) (“SFAS 123(R)”). SFAS 123(R) requires the Company to record compensation expense for all share-based awards. The Company did not have share-based awards at the time SFAS 123(R) was adopted. Accordingly, the Company has recorded stock-based employee compensation cost using the calculated value method starting in 2006. The Company determined that it is not practicable for it to reasonably estimate its expected volatility. The Company reviewed the Dow Jones Industrial Metals Small Cap Index as the appropriate industry sector index. The Company obtained the historical daily closing return values of selected indices for the period equal to the expected term ending on the grant date and calculated the annualized historical volatility of those values. The indices were weighted evenly.

Under the Predecessor 1 company (Novar), the Company had stock-based employee compensation plans. The Company accounted for stock-based compensation by applying APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation, under which compensation expense is recorded to the extent that the market price of the underlying stock (Novar stock) exceeds the exercise price at the measurement date using the intrinsic-value method.

The fair value of options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model are as follows:

	2006	2004
Risk-free interest rate	4.98%	3.9%
Expected life of option grants (in years)	6.42	10
Expected volatility of underlying stock	26.3%	36.3%
Dividend yields	0.0%	4.8%

See Note 22 for more information on stock-based compensation.

All options existing at March 31, 2005 were liquidated with the sale of Novar to Honeywell. Under the Predecessor 2 company, no stock-based compensation plans exist at December 31, 2005.

Environmental Remediation Costs:   The Company accrues for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments:   The carrying values of cash, accounts receivable and payable, and accrued expenses approximate fair value because of the short-term maturities of these assets and liabilities. The carrying value of intercompany debt and other debt approximates fair value because of the variable rate nature of the debt.

Concentration of Credit Risk:   The Company maintains cash balances at several financial institutions in excess of the insurance limits provided by the Federal Deposit Insurance Corporation.

Foreign Currency Translation:   Assets and liabilities of foreign entities in the Company’s combined financial statements are translated to U.S. dollars at exchange rates in effect as of the balance sheet dates. Revenues and expenses are translated at the average exchange rates prevailing during the reporting period. Adjustments from translating foreign currency assets and liabilities into U.S. dollars are included as a component of accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations, as incurred.

Income Taxes:   The Company (excluding Indalex Limited and subsidiaries) was included in the combined federal income tax return of Novar USA Inc. through March 31, 2005. From April 1, 2005 to February 1, 2006, the Company is included in the federal income tax return of Honeywell. Subsequent to February 1, 2006, the Company is included in the federal income tax return of Indalex Holdings Finance, Inc. The respective state corporate income tax returns of each subsidiary are filed on a separate or combined entity basis as applicable. Current federal income taxes payable or recoverable is generally determined as if each subsidiary were filing a separate return and loss companies are compensated for the benefit derived from the losses utilized. Indalex Limited and each of its subsidiaries file separate income tax returns. Indalex UK Limited files separate income tax returns in the United Kingdom.

Deferred income taxes are provided for temporary differences between the tax and book bases of assets and liabilities.

Comprehensive Income (Loss):   Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income (loss) for the Company consists of net income (loss), minimum pension liability adjustments, and cumulative translation adjustments.

Recent Accounting Pronouncements:   In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the expected impact of adopting this standard.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement benefit plans on their consolidated balance sheet and recognize as a component of other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost.  Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard.  The Company adopted SFAS No. 158 as of December 31, 2006.  The adjustments in our balance sheet to recognize the funded status of our pension and other postretirement plans resulted in a decrease in non-current pension liabilities of $5,129, an increase in non-current deferred income tax liabilities of $2,070 and an increase in stockholders’ equity of $3,059.  See Note 18 - Employee Benefit Plans for additional information.

In February, 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1 Accounting for Planned Major Maintenance Activities (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable accrue in advance method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a dual-approach to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4. This statement clarifies that the abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 had no impact on the Company’s combined financial position or results of operations.

In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This FSP, which became effective upon issuance, allows an enterprise additional time beyond the financial reporting period of enactment of the American Jobs Creation Act of 2004 to evaluate the effect of this act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The adoption of FSP 109-2 had no impact on the Company’s combined financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which was effective for fiscal periods beginning after June 15, 2005. The statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB 29 and replaces it with an exception for exchanges that do not have commercial substance. The Company has completed its evaluation of SFAS No. 153 and has determined that the statement does not have a material effect on the Company’s combined results of operations or combined financial position. The Company adopted the provisions of SFAS No. 153 as of January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle or changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 had no impact on combined financial position or results of operations.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 3—THE INDALEX HOLDINGS ACQUISITION

On February 2, 2006, Indalex Inc. and Indalex Limited were acquired by Indalex Holdings Finance, Inc. through its wholly-owned, Indalex Holding Corp. for a purchase price of $418,256, net of acquired cash. The table below summarizes the allocation of purchase price based on estimates of the fair values of the assets acquired and liabilities assumed at the date of acquisition.

ASSETS
Accounts receivable, net	$125,872
Receivable from suppliers	8,986
Inventories	71,860
Prepaid expenses and other current assets	20,032
Investment in AAG	90,000
Property, plant, and equipment, net	217,806
Goodwill	3,537
Other intangibles	89,000
Other assets	475
Total assets	627,568
LIABILITIES
Accounts payable	59,064
Accrued expenses and other current liabilities	67,461
Pension and other post-retirement benefits	37,162
Other liabilities	4,788
Capital lease obligation	3,796
Deferred income taxes	37,041
Total liabilities	209,312
NET ASSETS ACQUIRED	$418,256

Of the $89,000 acquired intangibles, $17,000 was assigned to a trade name, which is being amortized using a declining balance method over a 15-year life. The remaining $72,000 of acquired intangible assets relates to customer relationships that are being amortized using a declining balance method and a seven year life. The other intangibles have a weighted average useful life of 10.7 years. Goodwill acquired of $3,537 is not being amortized and is not deductible for tax purposes.

In connection with the Indalex Holdings acquisition certain executives of the Company received divestiture incentive payments totaling $743 that were paid by Honeywell. The payments were accounted for as compensation expense in selling, general and administrative expense, and as an increase to additional paid-in capital.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 4—HONEYWELL ACQUISITION

On March 31, 2005 (“the closing date”), the Company was acquired by Honeywell International, Inc. as part of Honeywell’s acquisition of Novar for a purchase price of $433,677 net of acquired cash. The table below summarizes the allocation of purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

ASSETS
Cash and cash equivalents	$17,775
Accounts receivable, net	132,281
Trade receivable from affiliates	569
Inventories	86,988
Prepaid expenses and other current assets	18,805
Deferred income tax	2,627
Note receivable from affiliate	6,528
Investment in AAG	85,000
Property, plant, and equipment, net	222,831
Goodwill	14,626
Other intangibles	83,000
Other assets	652
Total assets	671,682
LIABILITIES
Accounts payable	72,607
Trade payable to affiliates	622
Income taxes payable	4,791
Accrued expenses and other current liabilities	50,699
Short-term debt	6,000
Pension and other post-retirement benefits	56,007
Other liabilities	4,791
Note payable to affiliates	13,028
Deferred income taxes	29,460
Total liabilities	238,005
NET ASSETS ACQUIRED	$433,677

Of the $83,000 acquired intangibles, $13,000 were assigned to a trade name, which was being amortized using a declining balance method over a 15-year life. The remaining $70,000 of acquired intangible assets related to customer relationships that were being amortized using a declining balance method and a seven-year life. The other intangibles had a weighted average useful life of 10.7 years.

Honeywell International, Inc. purchased Novar with the intent of disposing of the Company as soon as practical.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 4—HONEYWELL ACQUISITION (Continued)

The following table summarizes the Company’s financial results assuming the Honeywell Acquisition occurred at the beginning of the respective period.

	Years Ended December 31,
	2005	2004
	Amounts in millions
	(unaudited)
Revenues	$1,021.4	$932.7
Operating income	13.6	8.5
Income before income taxes	19.4	18.2
Net income	16.1	16.9

NOTE 5—INVESTMENT IN PREFERRED SHARES OF AFFILIATES

On March 24, 2005 just prior to the sale of Novar plc to Honeywell International, Indalex Limited exercised its put option included in the shareholders agreement to sell its investment in preferred shares of Novar affiliates. The redemption value of the preferred shares was set at the book value of $161,214, plus dividends earned through the date of redemption of $9,077. The dividends were declared by Novar plc based on the rates in the shareholder agreement. The dividend was reflected in the statement of operations as dividend income for the period January 1, 2005 through March 31, 2005.

Simultaneously with this transaction, Indalex Limited settled an outstanding loan with Novar plc of $30,423. Also, simultaneously with this transaction, Novar plc caused Indalex Limited to declare a non-cash dividend of $139,868 to Novar plc. The dividend to Novar plc represented the difference between (a) the redemption value of the preferred shares and the related interim dividend payable by Novar plc to Indalex Limited and (b) the intercompany loan owed by Indalex Limited to Novar plc. The dividend owed to Novar plc was accounted for as a reduction to retained earnings. All the transactions were net settled and not settled in cash so they are reported in the statement of cash flow as non-cash activities for the period January 1, 2005 through March 31, 2005.

NOTE 6—EQUITY METHOD INVESTMENT

Indalex UK Limited holds a 25% interest in Asia Aluminum Group (“AAG”), which is accounted for using the equity method of accounting. AAG manufactures and sells aluminum and stainless steel products and provides design and test services for aluminum products. The principal business transactions between AAG and the Company include the sale of finished aluminum products where the Company uses AAG as a contract manufacturer. The Company purchases finished extruded aluminum products from AAG for resale to customers when it is more economical than manufacturing the product directly or when there are capacity constraints. Approximately 4%, 6%, 2%, 3%, and 2% of the Company’s net sales were sourced from AAG for the periods January 1, 2006 to February 1, 2006; February 2, 2006 to December 31, 2006; January 1, 2005 to March 31, 2005; April 1, 2005 to December 31, 2005; and the year ended December 31, 2004, respectively. The Company’s investment in AAG at December 31, 2006 was $96,950. The carrying

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 6—EQUITY METHOD INVESTMENT (Continued)

value of the Company’s investment in AAG exceeds the amount of underlying equity in net assets by $12,878 and represents goodwill that is not amortized.

Summarized financial data for AAG’s operations as of February 1, 2006, December 31, 2006, March 31, 2005, December 31, 2005, and December 31, 2004 and for the periods ended is as follows:

	Year ended		Year ended		Year ended
	December 31, 2006		December 31, 2005
	Jan 1-Feb 1	Feb 2-Dec 31	Jan 1-Mar 31	Apr 1-Dec 31	Dec 31, 2004
	Predecessor 2	Successor	Predecessor 1	Predecessor 2	Predecessor 1
Sales	$27,840	$597,347	$85,100	$380,407	$417,428
Gross profit	6,067	112,288	18,042	82,262	112,273
Net income	2,573	44,095	6,228	37,507	59,017
Current assets.	427,003	447,773	484,194	449,111	474,047
Current liabilities.	350,990	492,116	380,663	370,779	348,059
Non-current liabilities.	42,964	43,954	18,949	41,107	7,653
Total assets.	695,343	872,221	656,216	710,875	625,773
Stockholders’ equity	301,390	336,151	251,694	298,989	264,796
Retained earnings	218,160	255,891	171,434	215,587	165,785

Pursuant to the AAG shareholders agreement, the Company agreed in certain limited circumstances upon the request of AAG’s lenders to provide guarantees of certain borrowings of AAG that were outstanding on June 8, 2001, the date the Company entered into the AAG shareholders agreement, in proportion to its approximately 25% equity ownership in AAG in the event that any of such borrowings are cancelled by a lender or are required by a lender to be restructured or renewed. The Company has not guaranteed or been asked to guarantee any borrowings of AAG under this provision since the execution of the AAG shareholders agreement on June 8, 2001. The aggregate U.S. dollar equivalent (based on exchange rates at December 31, 2006) of the borrowings the Company potentially could have been required to guarantee at the time it entered into the AAG shareholders agreement was its approximately 25% share of approximately $71.6 million, or approximately $17.9 million. Based on the information the Company has received from AAG to date, the Company believes that the borrowings have been cancelled, repaid, restructured or refinanced. Based on the Company’s interpretation of the AAG shareholders agreement, the Company believes that its potential obligation to guarantee any item of the specified borrowings applies only to the first such cancellation, restructuring or renewal thereof and is thereafter extinguished. As a result, based on the information the Company has received from AAG to date, the Company does not believe it could be required to guarantee any amounts outstanding as of the date hereof.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 7—INTANGIBLE ASSETS

As part of the Indalex Holding acquisition, identifiable intangible assets were recorded. The identifiable intangible assets are being amortized on a declining balance method. The useful lives range from seven to fifteen years. The table below summarizes the identified intangible assets and annual amortization expense.

	December 31, 2006
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer lists	$72,000	($8,682)	$63,318
Indalex trademark	$17,000	(2,054)	14,946
Total	$89,000	($10,736)	$78,264

Future amortization expense is as follows:

2007	$9,891
2008	$8,440
2009	$7,649
2010	$7,175
2011	$6,748

NOTE 8—RESTRUCTURING CHARGES

In September 2006, the Company initiated an overhead restructuring program. As of December 31, 2006, the Company recorded expense of $1,772 in severance and related costs, of which $1,374 was unpaid as of December 31, 2006. The program resulted in the termination of 32 people.

On March 14, 2005, the Company announced the closure of its aluminum extrusion facility located in Fostoria, Ohio. The Fostoria closure, which involved 53 employees, occurred on July 31, 2005. For the period January 1, 2005 to March 31, 2005, the Company recorded restructuring expense of $694, comprised of $525 for severance costs for hourly and salaried employees, including associated benefits and outplacement. Additional exit costs of $169 were recorded for lease obligations and other exit costs. As of December 31, 2005, the Company had paid out all but $74. All amounts were paid as of December 31, 2006. As a result of the closure, the Company recorded asset impairments of $381 for the period January 1, 2005 to March 31, 2005 and $366 for the period February 2, 2006 to December 31, 2006.

As part of the acquisition by Honeywell and included in the related purchase accounting, the Company initiated an overhead reduction program that resulted in the termination of 75 employees at a cost of $2,054. The program was accounting for as a part of purchase accounting. These costs related to severance costs and other eligible associated expenses. As of December 31, 2006 and December 31, 2005, the Company had a remaining liability of $8 and $1,125, respectively.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 8—RESTRUCTURING CHARGES (Continued)

In 2004 the Company implemented an overhead reduction program that resulted in the termination of 58 employees at a cost of $4,591. These costs related to severance costs and other eligible associated expenses. As of December 31, 2006 and December 31, 2005 the Company had a remaining liability of $130 and $298, respectively, related to 2004 restructuring programs.

In June 2004, the Company announced the closure of its aluminum extrusion facility located in Berlin, Connecticut. The closure was completed on September 30, 2004. Berlin’s closure resulted in the termination of 99 employees at cost of $1,290. These costs included severance costs for hourly and salaried employees including associated benefits and outplacement services. Additional costs related to this closure included $45 of lease obligations and $45 of other eligible associated expenses. As of December 31, 2006, all but $17 of these charges had been paid. Additionally, an impairment charge of $1,372 was recorded against the property, plant and equipment during the year ended December 31, 2004. This impairment charge reflected the write-down to fair value of the machinery and equipment at the facility.

The following table summarizes the status of the Company’s total restructuring costs.

	Severance	Asset	Exit
	Costs	Impairments	Costs	Total
Balance at December 31, 2003	$645	$—	$319	$964
2004 charges	5,996	1,372	90	7,458
2004 usage	(5,363)	(1,372)	(384)	(7,119)
Balance at December 31, 2004	1,278	—	25	1,303
January 1-March 31, 2005 charges	525	381	169	1,075
January 1-March 31, 2005 usage	(741)	(381)	(1)	(1,123)
Balance at March 31, 2005	1,062	—	193	1,255
April 1-December 31, 2005 charges	(250)	—	28	(222)
April 1-December 31, 2005 usage	(1,424)		(166)	(1,590)
Purchase Accounting reserve	2,054	—	—	2,054
Balance at December 31, 2005	1,442	—	55	1,497
January 1-February 1, 2006 charges	—	—	—	—
January 1-February 1, 2006 usage	(156)	—	(15)	(171)
Balance at February 1, 2006	1,286	—	40	1,326
February 2-December 31, 2006 charges	1,772	3,812	—	5,584
February 2-December 31, 2006 usage	(1,529)	(3,812)	(40)	(5,381)
Balance at December 31, 2006	$1,529	$—	$—	$1,529

NOTE 9—DERIVATIVE INSTRUMENTS

SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. In accordance with the Company’s risk management policy, derivatives are limited to futures, forwards, swaps, and options, which are used to mitigate commodity price fluctuations specifically related to aluminum and gas. These hedging relationships do not qualify for hedge accounting as defined by SFAS No. 133. Therefore, the derivatives are marked to market through the income statement. As of

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 9—DERIVATIVE INSTRUMENTS (Continued)

December 31, 2006, the Company had 211 contracts to purchase 43.8 million pounds of aluminum at prices per pound between $0.77 and $1.34 (actual). These purchase contracts are scheduled to mature between January 2007 and January 2009, and the notional amount was $50,366. As of December 31, 2006, the Company also had 10 contracts to purchase 3.5 million pounds of the Midwest premium portion of aluminum, at a price per pound of $.07 (actual). These purchase contracts are scheduled to mature between January 2007 and June 2007, and the notional amount was $4,200. As of December 31, 2006, the Company had 78 contracts to sell 41.8 million pounds of aluminum at prices between $1.09 and $1.28 (actual). These sales contracts are scheduled to mature between January 2007 and April 2007, and the notional amount was $53,146. As of December 31, 2006, the unrealized gains related to these derivatives are recorded within other current assets in the amount of $3,449. The income statement reflects a gain of $3,619 for the period January 1, 2006 to February 1, 2006 and a loss of $7,560 for the period February 2, 2006 to December 31, 2006.

As of December 31, 2005, the unrealized gains related to these derivatives are recorded within other current assets in the amount of $7,390. The income statement reflects a loss of $285 for the period January 1, 2005 to March 31, 2005 and a gain of $1,200 for the period April 1, 2005 to December 31, 2005.

As of December 31, 2004, the unrealized gains related to these derivatives are recorded within other current assets in the amount of $6,475. The income statement reflects a gain of $3,638 for the year ended December 31, 2004.

The Company purchases inventory in foreign currencies from international suppliers, giving rise to foreign exchange rate risk. The purpose of the Company’s foreign currency hedging activity is to protect the Company from the risk that the eventual U.S. Dollar net cash outflows resulting from foreign purchases or net cash inflows denominated in foreign currency, will be adversely affected by the changes in exchange rates. These hedging relationships do not qualify for hedge accounting as defined by SFAS No. 133. Therefore, the derivatives are marked to market through the income statement.

NOTE 10—AFFILIATE TRANSACTIONS

For the period January 1, 2006 through February 1, 2006, net cash generated under the Honeywell cash sweep arrangement in the United States of $5,899 was remitted as a return of capital. Cash generated of $6,809 was remitted to Honeywell as a dividend. The Company was not charged management fees by Honeywell during this period. The Company recorded expense of $125 in the statement of income as an estimate for the services provided by Honeywell during this period. The management fees for this period are reflected as an increase to additional paid-in-capital in the statement of stockholders’ equity.

During the period February 2, 2006 to December 31, 2006, the Company incurred management fees of $1,634 to Sun Capital Partners, Inc. for acquisition costs, debt financing support, operational management and corporate governance. Sun Capital Partners charges its fees to affiliates proportionately based on a percentage of EBITDA. Management believes these fees are reasonably representative of the costs incurred to provide this support.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 10—AFFILIATE TRANSACTIONS (Continued)

On July 18, 2006, the Company paid a dividend to stockholders of $1,522.

At December 31, 2005 the Company had a net receivable from Honeywell affiliates of $2,680. The balance results from intercompany transactions occurring in the normal course of operations. The Company had a note receivable from Novar of $4,279. Both receivables were settled in January 2006.

For the period April 1, 2005 through December 31, 2005 net cash generated under the Honeywell cash sweep arrangement in the United States of $11,791 was remitted as a return of capital. Cash generated in Canada of $13,968 was remitted to Honeywell as a dividend. The Company also paid management fees to Honeywell totaling $1,131 for services provided on its behalf in the areas of tax and treasury which management believes were representative of the cost to provide those services. Honeywell proportionately allocates its support costs to its subsidiaries. The Company incurred costs directly for all other functions.

For the period January 1, 2005 through March 31, 2005 the Company was not charged management fees by Novar. The Company recorded expense of $700 in the statement of income as an estimate for the services provided by Novar during this period. The management fees for this period are reflected as an increase to additional paid-in-capital in the statement of stockholders’ equity.

The Company received dividend income from affiliated companies totaling $9,077 for the period January 1, 2005 to March 31, 2005 and $15,102 during the year ended December 31, 2004.

The Company paid management fees to affiliated companies totaling $2,771 during the year ended December 31, 2004. The fees to affiliated companies represented costs incurred on behalf of the Company by Novar, its parent company, related to risk management, treasury, tax and legal services. Novar proportionately allocated costs to their subsidiaries based on services provided and the Company was one of the larger divisions of Novar. Management believes that these fees reasonably represent the services provided and costs incurred to do business.

NOTE 11—INVENTORIES

Inventories consisted of the following:

	Dec 31, 2006	Dec 31, 2005
	Successor	Predecessor 2
Raw materials	$37,883	$34,763
Work in process	4,251	1,923
Finished goods	31,001	22,401
	73,135	59,087
Less LIFO allowance	(5,953)	(737)
Total inventories	$67,182	$58,350

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 11—INVENTORIES (Continued)

Had the FIFO basis been used to cost all inventories, the amounts by which inventories are stated would have increased by $5,953 and $737 at December 31, 2006 and December 31, 2005, respectively. Inventory stated on the LIFO basis amounted to $35,922 at December 31, 2006 and $33,852 at December 31, 2005.

During 2004, Indalex Inc.’s inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2004 purchases, the effect of which decreased cost of sales by approximately $1,000 and increased net income by approximately $600.

NOTE 12—PROPERTY, PLANT AND EQUIPMENT

Net property, plant, and equipment consists of the following:

	Dec 31, 2006	Dec 31, 2005
	Successor	Predecessor 2
Land, buildings and improvements	$93,129	$105,909
Machinery and equipment	121,774	125,281
Office equipment, furniture and vehicles	5,336	6,463
Construction in progress	3,788	6,543
	224,027	244,196
Accumulated depreciation	(24,539)	(24,943)
Net property, plant and equipment	199,488	219,253
Assets held for sale	150	104
Total property, plant and equipment	$199,638	$219,357

NOTE 13—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consists of the following:

	Dec 31, 2006	Dec 31, 2005
	Successor	Predecessor 2
Payroll and related benefits	$18,052	$17,559
Accrued accounts payable	14,678	23,091
Property and other taxes	1,040	1,398
Environmental	105	168
Restructuring	1,529	1,497
Other	3,074	1,659
Total accrued expenses and other current liabilities	$38,478	$45,372

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 14—OTHER LIABILITIES

Other liabilities were comprised of the following:

	Dec 31, 2006	Dec 31, 2005
	Successor	Predecessor 2
Pension	$18,345	$41,750
Environmental	1,565	1,587
Post-retirement benefits	4,362	6,610
Other post-retirement benefits	547	762
Other	5,848	3,231
Total	$30,667	$53,940

NOTE 15—DEBT

The Company has significant debt service obligations. A revolving credit facility consists of a first-priority secured five-year asset-based revolving credit facility providing for borrowings up to $200.0 million. In addition, to fund the purchase from Honeywell, the Company issued $270.0 million of 11 1/2% notes on February 2, 2006, which mature in 2014. The bonds were recorded net of a discount of $3,437 which is amortized over the term of the bonds. The discount is $3,043 at December 31, 2006. Interest expense was $35,745 in the period February 2, 2006 to December 31, 2006.

Revolving Credit Facility

The revolving credit facility provides an aggregate principal amount of up to $200.0 million, all of which is available in the form of loans denominated in U.S. dollars to Indalex Holding Corp. and up to $80.0 million of which is available as a revolving credit sub-facility in the form of loans denominated in Canadian dollars and loans denominated in U.S. dollars to Indalex Limited or bankers’ acceptances denominated in Canadian dollars, subject in each case to the borrowing base limitations described below. Up to an aggregate of $30.0 million will be available to Indalex Holding Corp., Indalex Limited and subsidiaries of Indalex Holding Corp., to the extent that Indalex Holding Corp. or Indalex Limited is a co-applicant, for the issuance of letters of credit. As of December 31, 2006, borrowings under the revolving credit facility bore interest at a weighted average rate of 7.4%.

The aggregate amount of loans permitted to be made to Indalex Holding Corp. under the revolving credit facility may not exceed a borrowing base comprised of the eligible accounts receivable, inventory, machinery and equipment and real property of Indalex Holding Corp. and its wholly owned domestic subsidiaries, subject to an aggregate total cap, when taken together with loans made to Indalex Limited, of $200.0 million.

The aggregate amount of loans permitted to be made to Indalex Limited under the Canadian revolving credit sub-facility may not exceed a borrowing base comprised of the eligible accounts receivable, inventory, machinery and equipment and real property of Indalex Limited and its wholly owned Canadian

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 15—DEBT (Continued)

subsidiaries, subject to an aggregate sub-cap of $80.0 million and further subject to an aggregate total cap, when taken together with loans made to Indalex Holding Corp., of $200.0 million.

The Company’s obligations under the revolving credit facility are guaranteed on a first-priority secured basis by Holdings and each domestic subsidiary of Indalex Holding Corp. The obligations of Indalex Limited under the Canadian revolving credit sub-facility will be guaranteed on a first-priority secured basis by Holdings, Indalex Holding Corp., each domestic subsidiary of Indalex Holding Corp. and certain foreign subsidiaries of Indalex Holding Corp., other than Indalex Limited.

Indalex Holding Corp.’s obligations under the U.S. portion of the revolving credit facility and the guarantees thereof are secured by a first-priority lien on all of the tangible and intangible assets of Holdings, Indalex Holding Corp. and each domestic subsidiary of Indalex Holding Corp., as well as 100% of the capital stock of Indalex Holding Corp. and the Company’s domestic subsidiaries and 65% of the capital stock of the foreign subsidiaries directly owned by the Company or any of the Company’s domestic subsidiaries. The obligations of Indalex Limited under the Canadian revolving credit sub-facility and the guarantees thereof are secured by a first-priority lien on all of the tangible and intangible assets of Holdings, Indalex Holding Corp., Indalex Limited, each domestic subsidiary of Indalex Holding Corp. and certain foreign subsidiaries of Indalex Holding Corp., as well as 100% of the capital stock of Indalex Holding Corp. and its domestic subsidiaries and 100% of the capital stock of the Company’s foreign subsidiaries, including Indalex Limited.

Indalex Holding Corp. and Indalex Limited may, at their option, increase the aggregate commitments under the revolving credit facility by an additional $40.0 million, subject to the satisfaction of certain conditions precedent.

11 1/2% Notes

Indalex Holding Corp. issued the 11 1/2% Notes on February 2, 2006. The 11 1/2% Notes will mature in 2014 and are guaranteed on a second-priority secured basis by each of the Company’s domestic subsidiaries that incur indebtedness, and each of the Company’s foreign subsidiaries that enter into a guarantee of any of the Company’s  senior indebtedness (other than indebtedness incurred by another foreign subsidiary). On the closing date, the 11 1/2% Notes were guaranteed by each of the Company’s domestic subsidiaries and none of the Company’s foreign subsidiaries. Interest on the 11 1/2% Notes is payable semi-annually in cash.

The 11 1/2% Notes are secured by a second-priority lien on substantially all of Indalex Holding Corp.’s and the guarantors’ assets to the extent that such assets secure the borrowings under the Company’s revolving credit facility and a second-priority pledge of 100% of Indalex Holding Corp.’s and its domestic subsidiaries’ capital stock and 65% of the capital stock of the Company’s foreign subsidiaries directly owned by Indalex Holding Corp. or any domestic subsidiary (in each case, subject to certain limitations.)

The indenture governing the 11 1/2% Notes, among other things, limits Indalex Holding Corp.’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 15—DEBT (Continued)

into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into sale/leaseback transactions; and merge, consolidate or sell substantially all of the Company’s  assets. These covenants are subject to important exceptions and qualifications.

Optional Redemption

Except as set forth below, the Company will not be entitled to redeem the Notes at its option prior to February 1, 2010.

On and after February 1, 2010, the Company will be entitled at its option to redeem all or a portion of the Notes upon not less than 30 or more than 60 days’ notice, at the redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest and additional interest thereon, if any, to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on February 1 of the years set forth below:

Period	Redemption Price
2010	108.625%
2011	102.875%
2012 and thereafter	100.000%

Prior to February 1, 2009, the Company will be entitled at its option on one or more occasions to redeem Notes (which includes Additional Notes, if any) in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the Notes (which includes Additional Notes, if any) originally issued at a redemption price (expressed as a percentage of principal amount) of 111 1/2%, plus accrued and unpaid interest and additional interest thereon, if any, to the redemption date, with the net cash proceeds from one or more Equity Offerings; provided, however, that

(1)         at least 65% of such aggregate principal amount of Notes (which includes Additional Notes, if any) remains outstanding immediately after the occurrence of each such redemption (other than Notes held, directly or indirectly, by the Company or its Affiliates); and

(2)         each such redemption occurs within 90 days after the date of the related Equity Offering.

Prior to February 1, 2010, the Company will be entitled on one or more occasions to redeem all or a portion of the Notes (which includes Additional Notes, if any) upon not less than 30 nor more than 60 days’ notice at a redemption price equal to the sum of:

(1)         100% of the principal amount thereof, plus accrued and unpaid interest and additional interest thereon, if any, to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date); plus

(2)         the Make-Whole Amount, if any.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 15—DEBT (Continued)

The term “Make-Whole Amount” shall mean, in connection with any optional redemption of any Note, the greater of (1) 1.0% of the principal amount of such Note and (2) the excess, if any, of (A) the aggregate present value as of the date of such redemption of the redemption price of such Note on February 1, 2010 (as set forth in the table above) and the amount of interest (exclusive of interest accrued to the redemption date) that would have been payable in respect of such Note through February 1, 2010 if such redemption had not been made, determined by discounting, on a semiannual basis, such redemption price and interest at the Treasury Rate (determined on the business day preceding the date of such redemption) plus 0.5%, from the respective dates on which such redemption price and interest would have been payable if such redemption had not been made, over (B) the principal amount of the Note being redeemed.

“Treasury Rate” means, in connection with the calculation of any Make-Whole Amount with respect to any Note, the yield to maturity at the time of computation of United States Treasury securities with a constant maturity, as compiled by and published in the most recent Statistical Release that has become publicly available at least two Business Days prior to the redemption date, equal to the period from the redemption date to February 1, 2010. If no maturity exactly corresponds to such period, yields for the published maturities occurring prior to and after such maturity most closely corresponding to such maturity shall be calculated pursuant to the immediately preceding sentence and the Treasury Rate shall be interpolated or extrapolated from such yields on a straight-line basis, rounding in each of such relevant periods to the nearest month.

“Statistical Release” means the statistical release “H.15(519)” or any successor publication which is published weekly by the Federal Reserve System and which establishes yields on actively traded U.S. government securities adjusted to constant maturities or, if such statistical release is not published at the time of any determination, then such other reasonably comparable index which shall be designated by the Trustee.

Selection and Notice of Redemption

If the Company is redeeming less than all the Notes at any time, the Trustee will select the Notes to be redeemed on a pro rata basis to the extent practicable.

The Company will redeem Notes of $1,000 or less in whole and not in part. The Company will cause notices of redemption to be mailed by first-class mail at least 30 but not more than 60 days before the redemption date to each Holder of Notes to be redeemed at its registered address.

If any Note is to be redeemed in part only, the notice of redemption that relates to that Note will state the portion of the principal amount thereof to be redeemed. The Company will issue a new Note in a principal amount equal to the unredeemed portion of the original Note in the name of the Holder upon cancellation of the original Note. Notes called for redemption become due on the date fixed for redemption. On and after the redemption date, interest ceases to accrue on Notes or portions of them called for redemption.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 15—DEBT (Continued)

Mandatory Redemption; Offers to Purchase; Open Market Purchases

The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes. However, under certain circumstances, the Company may be required to offer to purchase Notes as described under the captions “—Change of Control”, “—Excess Cash Flow Offer” and “—Certain Covenants—Limitation on Sales of Assets and Subsidiary Stock”. The Company may at any time and from time to time purchase Notes in the open market or otherwise.

Registration Default

The Company was in a registration default that began on October 31, 2006 and ended on February 14, 2007, the date on which the Company’s exchange offer was completed. As a result of the registration default, holders are entitled to additional interest, payable on regularly scheduled interest payment dates, on the Company’s notes accrued from October 31, 2006 through but not including the date on which the exchange offer was completed.

NOTE 16—DEBT ISSUE COSTS

As part of the transactions associated with the Indalex Holdings acquisition, the Company incurred $4.2 million and $12.6 million in debt issue costs for the Revolving Credit Facility and the 11 1/2% Notes, respectively. These costs are being amortized using the straight-line method over the life of the debt (5 years and 8 years, respectively).

NOTE 17—DISPOSALS AND ASSETS HELD FOR SALE

On November 19, 2006, the Company sold its Drawn Tube and extrusion facilities located in Winton, North Carolina to Spectube USA. The aggregate purchase price was $4,548, comprised of cash proceeds (net of transaction costs) of $3,373, and a promissory note of $1,175, payable over 3 years at an interest rate of 8% per annum. The Company also entered into a raw material supply agreement with Spectube. As a result of the sale the Company recorded an impairment charge of $2,676.

In June 2006, the Company idled the six-inch press at its Connersville, Indiana facility to consolidate operations in Niles, Ohio. As a result of idling the press the Company recorded an impairment of $487 on long-lived assets during the period February 2, 2006 to December 31, 2006.

In March 2005, the Company announced the closure of its extrusion plant in Fostoria, Ohio. As a result of the closure the Company recorded an impairment of $381 on long-lived assets during the period January 1, 2005 to March 31, 2005. During the period February 2, 2006 through December 31, 2006, the Company recorded an additional impairment on long-lived assets of $366. The remaining assets of $150 are classified as assets held for sale as of December 31, 2006.

On December 14, 2004, the Company sold a cast house in Ahoskie, North Carolina, for a $740 mortgage note receivable. The mortgage note receivable bears interest at 7%, is due December 31, 2007, and is collateralized by the Ahoskie land, building, and equipment. In connection with the sale, the Company entered into a five-year supply agreement with the buyer to purchase castings. Due to

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 17—DISPOSALS AND ASSETS HELD FOR SALE (Continued)

insufficient initial investment on the part of the buyer, this transaction was not recorded as a sale. Rather, an impairment loss of $1,356 was recorded on property, plant and equipment during the year ended December 31, 2004, and the Company retained the property, plant and equipment in its combined financial statements. The buyer ceased operations, and the Company recorded additional impairments on long-lived assets of $636 and $104 for the periods April 1, 2005 to December 31, 2005 and February 2, 2006 to December 31, 2006, respectively. The book value for the mortgage note receivable and property, plant and equipment is zero as of December 31, 2006.

In June 2004, the Company announced the closure of its aluminum extrusion facility located in Berlin, Connecticut. As a result of the closure the Company recorded an impairment on long-lived assets of $1,372 during the year ended December 31, 2004. The plant closure was completed on September 30, 2004. The facility and equipment were disposed in 2005, generating proceeds of $2,580 and a gain of $292.

On June 25, 2004, the Company entered into an asset exchange agreement with Ohio Valley Aluminum Company LLC (“OVACO”), a billet supplier, to swap facilities. The Company exchanged its Niles, Ohio cast house plus $3,000 cash consideration for an extrusion facility in Connersville, Indiana. This exchange gave each party another facility for their main process (extrusion for the Company). Production in the new plant began on June 28, 2004. The transaction was accounted for as an exchange where the assets received were recorded at fair value on the date of acquisition. The fair market value of the acquired Connersville facility on the date of the transaction was $9,134 and the book value of Niles assets given up were $3,615. The Company recorded a gain of $1,225 in connection with this transaction.

NOTE 18—EMPLOYEE BENEFIT PLANS

Pension and Post-Retirement Benefits:   The Company maintains defined benefit pension plans which provide retirement benefits for certain employees. The assets of the plans are invested primarily in equity and bond-based funds, debt and equity securities, and short-term cash investments. Pension costs are calculated using the accrued benefit model of actuarial valuation with projected earnings where appropriate. The Company also maintains for select employees a defined benefit plan that provides healthcare and life insurance benefits upon retirement. The plan is unfunded.

In connection with the Indalex Holdings acquisition, the accrued pension was adjusted to exclude unamortized pension assets and liabilities at the acquisition date. In addition, part of the pension liability was retained by Honeywell. Also related to the Indalex Holdings acquisition, the Company executed a wind-up of part of its Canadian pension plan. The net impact of the Indalex Holdings acquisition is a $10.0 million reduction to the pension liability.

As discussed in Note 2-Summary of Significant Accounting Policies, the Company adopted SFAS No. 158 as of December 31, 2006. SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement benefit plans on their consolidated balance sheet and recognize as a component of other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Additional minimum pension liabilities and related intangible assets are also

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 18—EMPLOYEE BENEFIT PLANS (Continued)

derecognized upon adoption of the new standard. The impact of adopting SFAS No. 158 resulted in an adjustment to the pension liability as shown in the table below:

As of December 31, 2006	Pension Liability Adjustment	SFAS No. 158 Adjustment	Pension Liability & SFAS No. 158 Adjustments
(Increase) decrease to pension liabilities	$(592)	$5,014	$4,422
Decrease to post-retirement liabilities	—	115	115
Increase (decrease) in deferred income tax liabilities	239	(2,070)	(1,831)
Accumulated other comprehensive income (loss)	$(353)	$3,059	$2,706

The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company’s pension and post-retirement plans. The Company uses a December 31 measurement date.

	December 31, 2006		December 31, 2005
	Pension	Post-Retirement	Pension	Post-Retirement
	Benefits	Benefits	Benefits	Benefits
	Successor		Predecessor 2
Change in projected benefit obligation
Benefit obligation at March 31, 2005			$161,056	$9,744
Benefit obligation at February 1, 2006	$139,530	$5,081
Service cost (including expenses)	956	54	836	81
Interest cost	6,760	244	6,766	403
Plan participants’ contributions	—	27	—	122
Amendments/curtailments	—	—	—	(4,599)
Obligation being settled	(9,001)	—	—	—
Actuarial (gain)/loss	(2,544)	(101)	6,318	149
Benefits paid	(5,268)	(452)	(5,314)	(619)
Impact of currency exchange	(665)	—	—	—
Projected benefit obligation at end of year	$129,768	$4,853	$169,662	$5,281
Change in plan assets
Fair value of plan assets at March 31, 2005			$115,203	$—
Fair value of plan assets at February 1, 2006	$107,583	$—
Actual return on plan assets	8,764	—	10,724	—
Employer contribution	10,565	425	7,454	497
Plan participants’ contributions	—	27	—	122
Benefits paid	(5,268)	(452)	(5,314)	(619)
Expenses paid	(607)	—	(875)	—
Settlement payments	(9,265)	—	—	—
Impact of currency exchange	(348)	—	—	—
Fair value of plan assets at end of year	$111,424	$—	$127,192	$—

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 18—EMPLOYEE BENEFIT PLANS (Continued)

	December 31, 2006		December 31, 2005
	Pension	Post-Retirement	Pension	Post-Retirement
	Benefits	Benefits	Benefits	Benefits
	Successor		Predecessor 2
Funded status	$(18,345)	$(4,853)	$(42,470)	$(5,281)
Unrecognized actuarial loss	—	—	1,642	149
Unrecognized prior service cost	—	—	—	(1,478)
Net amount recognized	$(18,345)	$(4,853)	$(40,828)	$(6,610)
Amounts recognized in the statement of financial position consist of:
Other long-term liabilities	$(18,345)	$(4,362)	$(41,750)	$(6,119)
Accrued expenses and other current liabilities	—	(491)	—	(491)
Accumulated other comprehensive income	—	—	922	—
Net amount recognized	$(18,345)	$(4,853)	$(40,828)	$(6,610)

	December 31, 2006
	Pension Benefits	Post-Retirement Benefits
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Actuarial gain	$4,422	$115
Net amount recognized, before tax effect	$4,422	$115

The accumulated benefit obligation for the defined benefit pension plans was $129,481 and $165,736 at December 31, 2006 and December 31, 2005, respectively.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 18—EMPLOYEE BENEFIT PLANS (Continued)

Net periodic pension costs for the plans include the following components:

	Year ended		Year ended		Year ended
	December 31, 2006		December 31, 2005
	Jan 1-Feb 1	Feb 2-Dec 31	Jan 1-Mar 31	Apr 1-Dec 31	Dec 31, 2004
	Predecessor 2	Successor	Predecessor 1	Predecessor 2	Predecessor 1
Service cost	$101	$956	$288	$836	$1,183
Interest cost	776	6,760	1,954	6,766	7,113
Expected return on assets	(671)	(6,270)	(1,492)	(5,160)	(6,223)
Amortization of prior service cost	—	—	31	—	117
Amortization of transition obligation	—	—	(122)	—	(509)
Recognized actuarial loss	5	—	820	—	2,450
Settlement gain	—	(11)	—	—	—
Curtailment (income) expense	—	—	—	(13)	85
Net periodic benefit cost	$211	$1,435	$1,479	$2,429	$4,216

Net periodic post-retirement benefit cost (income) for the plans include the following components:

	Year ended		Year ended		Year ended
	December 31, 2006		December 31, 2005
	Jan 1-Feb 1	Feb 2-Dec 31	Jan 1-Mar 31	Apr 1-Dec 31	Dec 31, 2004
	Predecessor 2	Successor	Predecessor 1	Predecessor 2	Predecessor 1
Service cost	$5	$54	$24	$81	$78
Interest cost	23	244	141	403	515
Recognized actuarial loss	—	—	63	—	206
Amortization of prior service cost	(10)	—	—	—	—
Curtailment income	—	—	—	(3,121)	—
Net periodic benefit cost (income)	$18	$298	$228	$(2,637)	$799

During the period April 1, 2005 to December 31, 2005 the Company approved amendments to the post-retirement plan to reduce the benefits provided to current and future retirees. The change resulted in a curtailment gain of $3,121. The gain is included in other income.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 18—EMPLOYEE BENEFIT PLANS (Continued)

Actuarial assumptions used in determining the benefit obligation and net periodic benefit cost for the benefit plans are presented in the following table:

	Jan 1-Feb 1, 2006	Feb 2-Dec 31, 2006	Jan 1-Mar 31, 2005	Apr 1-Dec 31, 2005	Dec 31, 2004
	Predecessor 2	Successor	Predecessor 1	Predecessor 2	Predecessor 1
Actuarial assumptions used to determine benefit obligations:
Discount rate	5.62%	5.84%	5.75%	5.50%	5.75%
Expected annual rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%
Actuarial assumptions used to determine period benefit cost:
Discount rate	5.50%	5.62%	6.00%	5.75%	5.00%
Expected rate of return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%

The Company used an assumption of 8.00% for long-term rate-of-return on plan assets used to determine period benefit cost during all periods presented. In evaluating the reasonableness of this assumption, the Company used a combination of historical returns and weighted-average expected returns for each asset class. The forward-looking approach is based on the most recent Investment Consulting Capital Markets Outlook of the Company’s actuary. The Investment Consulting Capital Markets Outlook defines the outlook for various market assumptions based on a 20-year timeframe. The Company’s actuary reviews its forward-looking investment returns assumptions every three months and repeatedly checks to see whether assumptions are consistent with market conditions.

Actuarial assumptions used in determining the benefit obligation and net periodic benefit cost for the post-retirement benefits are presented in the following table:

	Jan 1-Feb 1, 2006	Feb 2-Dec 31, 2006	Jan 1-Mar 31 2005	Apr 1-Dec 31, 2005	Dec 31, 2004
	Predecessor 2	Successor	Predecessor 1	Predecessor 2	Predecessor 1
Actuarial assumptions used to determine benefit obligations:
Discount rate	5.50%	5.70%	5.75%	5.50%	5.75%
Actuarial assumptions used to determine period benefit cost:
Discount rate	5.50%	5.50%	6.00%	5.75%	5.00%

An 11% increase in the per capita cost of healthcare has been assumed for 2005 and 2004, declining to 9% for 2006 and an ultimate rate of 5% in 2013. A 1% increase in the assumed healthcare trend rate

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 18—EMPLOYEE BENEFIT PLANS (Continued)

increases service and interest cost by $21, and the accumulated benefit obligation by $237. A 1% decrease in the rate reduces service and interest costs by $18 and the accumulated benefit obligation by $212.

Pension plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	Dec 31, 2006	Dec 31, 2005
	Successor	Predecessor 2
Projected benefit obligation	$103,957	$137,514
Accumulated benefit obligation	103,670	136,702
Fair value of plan assets	85,378	97,519

The Company expects to contribute $6,126 to the pension plans during 2007.

The objective of the Company’s investment policy is to maximize the return of invested assets while maintaining an appropriate level of diversification to minimize risk. The Company’s policy sets forth specific criteria used in the selection and ongoing evaluation of individual fund managers.

The Company’s investment committee generally meets quarterly with a registered investment advisor to review actual performance against relevant benchmarks. The weighted-average asset allocations of invested assets held in the defined benefit plans were as follows:

	Asset Allocation
	December 31, 2006				December 31, 2005
	United States		Canada		United States		Canada
	Actual	Target	Actual	Target	Actual	Target	Actual	Target
	Successor				Predecessor 2
Equity securities	61.5%	60.0%	—%	—%	73.7%	70.0%	22.0%	50.0%
Debt securities and cash	38.5%	40.0%	100.0%	100.0%	26.3%	30.0%	78.0%	50.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Benefit payments over the next ten years, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

		Other
Year Ending		Post-Retirement
December 31	Pension	Benefits
2007	$18,679	$433
2008	23,234	368
2009	5,476	382
2010	5,536	426
2011	5,620	362
2012 – 2016	30,199	1,868
	$88,744	$3,839

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 18—EMPLOYEE BENEFIT PLANS (Continued)

In 2004 the Company recognized a curtailment loss of $85 related to the closure of the facility in Berlin, Connecticut. During the period from April 1, 2005 to December 31, 2005, the Company recognized a curtailment gain of $13 from reducing the number of participants in the Plan. During the period from February 2, 2006 to December 31, 2006, the Company recognized a net settlement gain of $11 as a result of executing a wind-up of part of its Canadian pension plan.

The Company also participates in defined contribution and multi-employer pension plans. The contributions were $343, $3,473, $917 and $2,736 and the expense was $268, $3,622, $940 and $2,668 for the periods from January 1, 2006 to February 1, 2006, February 2, 2006 to December 31, 2006, January 1, 2005 to March 31, 2005, and from April 1, 2005 to December 31, 2005, respectively. Contributions to 401(k) retirement plans were $1,881 for 2004.

NOTE 19—INCOME TAXES

The income tax provision (benefit) consists of the following components:

	Years ended
	December 31, 2006		December 31, 2005		Year ended
	Jan 1-Feb 1	Feb 2-Dec 31	Jan 1-Mar 31	Apr 1-Dec 31	December 31,2004
	Predecessor 2	Successor	Predecessor 1	Predecessor 2	Predecessor 1
Current:
Federal	$(200)	$1,648	$(245)	$5,476	$(9,776)
State	(35)	420	(135)	310	351
Foreign	(50)	538	607	2,327	5,340
	$(285)	2,606	227	8,113	(4,085)
Deferred:
Federal	986	(8,066)	(434)	(5,510)	(1,066)
State	174	(73)	57	170	9
Foreign	(172)	(3,190)	159	(861)	(666)
	988	(11,329)	(218)	(6,201)	(1,723)
Total	$703	$(8,723)	$9	$1,912	$(5,808)

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 19—INCOME TAXES (Continued)

The amount of the provision (benefit) for taxes differs from the amount that would result from calculating the provision at the Company’s basic U.S. tax rate of 35%. Reconciliation between the federal statutory rate and the Company’s effective tax rate follows:

	Years ended				Year ended
	December 31, 2006		December 31, 2005		December 31,
	Jan 1-Feb 1	Feb 2-Dec 31	Jan 1-March 31	April 1-Dec 31	2004
	Predecessor 2	Successor	Predecessor 2	Predecessor 1	Predecessor 1
Tax at statutory rate	$820	(11,417)	$3,273	$5,464	$13,105
State income taxes, net of federal benefits	139	420	(78)	480	234
Dividends not subject to tax	—	—	(3,177)	—	(5,182)
Equity earnings not subject to tax	(219)	(2,432)	(545)	(3,283)	(5,286)
Foreign rate differences	(22)	279	109	205	(914)
Transaction costs not deductible	—	1,171	—	—	—
Foreign tax credits not used	—	1,648	—	—	—
Valuation allowance	—	1,800	—	—	—
Tax reserve reversal	—	—	—	—	(6,805)
Other, net	(15)	(192)	427	(954)	(960)
Tax at effective tax rate	$703	$(8,723)	$9	$1,912	$(5,808)

A valuation allowance was established for foreign operating losses, foreign tax credits and transaction costs for which the Company does not expect to see a benefit.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 19—INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 are presented below:

	Dec 31, 2006	Dec 31, 2005
	Successor	Predecessor 2
Deferred tax assets:
Accrued expenses	$7,490	$8,090
Equity investment	2,732	4,859
Goodwill amortized for tax	14,750	15,686
Pension and post-retirement	9,147	22,394
Federal and foreign operating losses	1,800	—
Other	2,101	688
Valuation allowance	(1,800)	—
Total deferred tax assets	36,220	51,717
Deferred tax liabilities:
Property, plant, and equipment	(28,773)	(37,816)
Intangible assets	(26,746)	(29,320)
Inventory	(6,636)	(5,475)
Hedging	(1,380)	(2,956)
Total deferred tax liabilities	(63,535)	(75,567)
Net deferred tax liability	$(27,315)	$(23,850)
Included in the balance sheet:
Current deferred tax assets in excess of liabilities	$—	$347
Current deferred tax liabilities in excess of assets	(2,456)	—
Noncurrent deferred tax liabilities in excess of assets	(24,859)	(24,197)
Net deferred tax liability	$(27,315)	$(23,850)

The Company recognized a deferred tax liability related to other comprehensive income of $0 and $1,831 for the periods January 1, 2006 to February 1, 2006 and February 2, 2006 to December 31, 2006, respectively. The Company recognized a deferred tax benefit related to other comprehensive income of $0, $335, and $472 for the periods January 1, 2005 to March 31, 2005, April 1, 2005 to December 31, 2005, and the year ended December 31, 2004, respectively. For financial statement purposes, the provision/benefit was included in other comprehensive income.

During 2004, the statute of limitations for tax years 1997 to 2000 expired. As a result, the Company reversed tax reserves no longer needed totaling $9,975. Of this amount, $3,170 related to pre-acquisition matters and was reversed against goodwill while the remainder was reversed through the income tax provision.

NOTE 20—COMMITMENTS AND CONTINGENCIES

The Company has entered into several long-term contracts with metal suppliers to purchase aluminum billet. The price of billet is based primarily on the average Midwest Transaction price plus a

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 20—COMMITMENTS AND CONTINGENCIES (Continued)

fixed billet premium. The Midwest Transaction average changes monthly. The minimum purchase commitments as of December 31, 2006 are as follows:

Years Ended December 31	Amount
2007	$323,272
2008	62,444
2009	31,222
Total	$416,938

The Company has also committed to purchasing natural gas. The commitments as of December 31, 2006 are as follows:

Years Ended December 31	Amount
2007	$13,963
2008	9,924
2009	3,570
Total	$27,457

The Company purchased $13.5 million under this arrangement in 2006.

As of December 31, 2006, the Company has committed approximately $6,181 for the purchase of property and equipment related to incomplete projects.

As of December 31, 2006, the Company has outstanding letters of credit commitments of $10,425 related to its general insurance coverage. The letters of credit expire after one year but renew automatically for another year unless the Company notifies the beneficiary at least ninety days prior to the expiration date.

The Company is subject to a wide variety of environmental laws, which continue to be adopted and amended. The Company periodically assesses its environmental contingencies on a location-by-location basis and adjusts the environmental reserve to reflect expected future costs associated with environmental remediation. The Company’s environmental reserves totaled $1,670 as of December 31, 2006. Of this amount, $105 was included in current liabilities at December 31, 2006.

The Company is involved in various legal proceedings, claims, and litigations arising in the ordinary course of business. While any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the consolidated financial position of the Company or on the consolidated results of operations or cash flows.

Environmental obligations

The Company established environmental reserves totaling $1,670 and $1,755 as of December 31, 2006 and December 31, 2005 respectively. $105 and $168 was included in current liabilities as of December 31,

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 20—COMMITMENTS AND CONTINGENCIES (Continued)

2006 and December 31, 2005, respectively. Liabilities are recorded when environmental remedial efforts or damage claim payments are probable and the range of possible costs can be reasonably estimated. In those cases where an amount within the range is judged most likely to be incurred, that amount is recorded. Where no specific amount within the range of possible costs is considered more probable to be incurred than any other, the lower end of the range is typically used. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities and ranges are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available.

The Company is subject to a wide variety of environmental laws including those governing air emissions, the generation, storage, handling, use and transportation of hazardous materials and employee health and safety. Costs of achieving compliance with environmental regulations are not included in the reserves, but instead are treated as operating items and expensed or amortized, as appropriate, based on the nature of the expenditure.

As an owner of real property and a generator of waste, the Company is subject to laws imposing responsibility for the cleanup of contaminated property, including its currently and formerly owned or operated properties. As part of its environmental management program, it is involved in investigatory and monitoring actions at some of these properties, but the Company has not identified any conditions that warrant active remediation efforts.

The Company is responsible for the cleanup of a formerly owned property that a release of hazardous substances occurred. There is the possibility of a claim for natural resources damages at the site and it is likely that the Company will have an obligation to pay compensation for that damage if the claim is asserted. The amount of natural resource damages to be paid would be determined by a formula. Based on the application of that formula, the Company estimates the total liability ranges from $500 to $1,850. The Company believes that the ultimate liability will be in the lower limits of the range. Also, an additional $100 has been reserved to cover the costs of further groundwater monitoring at this site. The Company has recorded a reserve of $550 for this location.

The Company has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 or “CERCLA” with respect to approximately 19 offsite locations to which the Company’s corporate predecessors sent waste materials. Although the designation of an entity as a PRP is rarely withdrawn, the Company’s inquiries and evaluations have led it to conclude that it has little or no liability at most of these sites. For those sites where the Company is judged likely to share responsibility for cleanup and other costs, the Company has reserved a total of $480 of which $450 is attributable to one location. The full range of aggregate potential liability at these sites is estimated to be from $265 to $1,305.

The Company has installed groundwater-monitoring wells in one of its California facilities, and the Company performs semi-annual monitoring of those wells. Results to date indicate that a few constituents of materials used in the Company’s processes are present in groundwater slightly above the selected

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 20—COMMITMENTS AND CONTINGENCIES (Continued)

screening criteria. However, this condition is very localized (within the boundaries of the Company’s property), and the source of those constituents has been eliminated. In conjunction with the Regional Water Quality Control Board, the Company has agreed to continue to monitor the groundwater. Based on the results to date, no remediation is indicated. Management has established a reserve of $100 within a range of costs of $30 to $350 for this site.

The Company is not currently a party to any judicial or administrative proceedings.

The Company believes its reserves for environmental matters are adequate, based on the information currently available.

NOTE 21—LEASING ARRANGEMENTS

The Company leases property, plant, and equipment under operating leases which expire at various dates through 2013. At December 31, 2006, future minimum lease payments under noncancelable operating leases with terms of one year or more are as follows:

Years Ended December 31	Amount
2007	$2,166
2008	1,787
2009	1,104
2010	702
2011	302
Thereafter	105
Total commitments	$6,166

Total lease expense for all operating leases was approximately $415, $3,593, $1,834 and $5,659 for the periods January 1, 2006 to February 1, 2006, February 2, 2006 to December 31, 2006, January 1, 2005 to March 31, 2005, and April 1, 2005 to December 31, 2005, respectively. Total lease expense for all operating leases, net of sublease income, was approximately $7,771 for 2004

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 21—LEASING ARRANGEMENTS (Continued)

In December 2005, the Company renegotiated its lease of an extrusion press in Canada. In March 2006, the Company renegotiated its lease of an extrusion press in Elkhart, Indiana. Both leases qualify as capital leases. As of December 31, 2006, future minimum lease payments, including the final buyout payment, are as follows:

Year Ended December 31	Amount
2007	$1,616
2008	1,702
2009	1,765
2010	1,641
6,724
Amount representing interest	(807)
Present value of net minimum lease payments	5,917
Current portion	(1,243)
Long-term portion capital lease obligation	$4,674

At December 31, 2006, the cost of the capital leases was $6,965 and accumulated depreciation was $1,399. Amortization of capital lease obligations was $58, $1,050, $0, $58, and $0 for the periods January 1, 2006 to February 1, 2006, February 2, 2006 to December 31, 2006, January 1, 2005 to March 31, 2005, April 1, 2005 to December 31, 2005 and the year ended December 31, 2004, respectively.

NOTE 22—STOCK-BASED COMPENSATION

In May 2006, certain employees of the Company were granted options to purchase shares of Indalex Holdings Finance, Inc. Stock options expire ten years from the date of grant.

Under the Plan, options are granted with an exercise price equal to the market value of the Company on the date of grant. A public market does not exist for the stock so the market value of the Company was based on its recent purchase price. The fair value of options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model are as follows:

Risk-free interest rate	4.98%
Expected life option grants (in years)	6.42
Expected volatility of underlying stock	26.3%
Expected dividend yield	0.0%

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2006,
December 31, 2005 and December 31, 2004

(Dollars in thousands)

NOTE 22—STOCK-BASED COMPENSATION (Continued)

The weighted average fair value of the options granted in 2006 was $42.54. For the period February 2, 2006 to December 31, 2006 the Company recorded compensation expense of $938. Future stock compensation expense to be recorded by the Company related to these options is as follows:

Years Ended December 31	Amount
2007	$769
2008	556
2009	333
2010	172
2011	45
$1,875

A summary of stock option activity is provided below:

	Period Ended December 31, 2006
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at beginning of period	n/a	n/a
Granted	70,000	$111.25
Forfeited	n/a	n/a
Exercised	n/a	n/a
Expired	n/a	n/a
Outstanding at end of period	70,000	$111.25	$—	9.89
Exercisable at end of period	11,200	$111.25	$—	9.89

As of December 31, 2006, 58,800 options with a weighted average exercise price of $111.25 are due to expire in 2016.

Options Vesting During the Period Ended December 31, 2006

Grant Date	Vesting Date	Numbers of Options Vesting During Period	Fair Value Per Option	Fair Value of Options Vesting
5/19/2006	5/19/2006	11,200	$37.47	$420

Certain employees of the Company were granted options to purchase shares of Novar plc under the Novar plc Executive Share Option Scheme and the Novar plc 1996 Executive Share Option Scheme (the ”Plans”). Under the Plans, options were granted with exercise prices equal to the quoted market price of Novar plc’s stock on the date of the grant. All options existing at March 31, 2005 were liquidated with

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2006,
December 31, 2005 and December 31, 2004

(Dollars in thousands)

NOTE 22—STOCK-BASED COMPENSATION (Continued)

the sale of Novar to Honeywell. For the period January 1, 2005 to March 31, 2005 the Company recognized stock-based compensation expense of $1,244. Additional compensation expense of $311 was recognized during this period to reflect Honeywell’s approval to compensate option holders for the dividend paid to Novar plc shareholders. Under the Predecessor 2 company, no stock-based compensation plans existed at December 31, 2005.

With respect to results for years prior to 2005, options granted prior to 1996 were generally exercisable after three years and expired ten years from the date of the grant. However, options granted in 1996 and since became exercisable after three years only upon attainment of certain performance goals, generally based on earnings of Novar plc, and also expired ten years from the date of the grant. In the event that these performance goals were not attained in the third year, then the goals were carried forward in the following years until they were met or the grant expired. APB Opinion No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. As such, the Company recognized compensation expense of $2,229 in 2004 related to the Plans, which was recorded as part of selling, general and administrative expenses.

A summary of stock option activity for the Plans is set forth below (shares in thousands):

	March 31, 2005		December 31, 2004
	Number of options	Weighted Average Exercise Price	Number of options	Weighted Average Exercise Price
Outstanding at beginning of year	3,592	$2.68	3,690	$2.52
Granted	—	—	1,086	2.53
Exercised	(3,592)	2.68	(395)	2.88
Forfeited and expired	—	—	(789)	2.08
Outstanding at end of year	—	n/a	3,592	2.68
Options exercisable at year-end	—		1,271

NOTE 23—GEOGRAPHIC DATA

	Net Sales					Long-Lived Assets
	Years ended					Years ended
	December 31, 2006		December 31, 2005
	Jan 1-Feb 1	Feb 2-Dec 31	Jan 1-Mar 31	Apr 1-Dec 31	Dec 31, 2004	Dec 31, 2006	Dec 31, 2005
	Predecessor 2	Successor	Predecessor 1	Predecessor 2	Predecessor 1	Successor	Predecessor 2
United States	$85,253	$957,328	$199,689	$648,753	$768,832	$192,859	$199,116
Canada	14,497	182,403	39,275	130,544	160,803	202,816	208,647
Other International	269	3,111	885	2,224	3,061	—	—
	$100,019	$1,142,842	$239,849	$781,521	$932,696	$395,675	$407,763

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2006,
December 31, 2005 and December 31, 2004

(Dollars in thousands)

NOTE 24—DISCONTINUED OPERATIONS

During February 2004, the Company sold substantially all of the assets and related operational obligations of Brampton to Breyer Industries Limited for cash proceeds of $509, a promissory note of $501, and a receivable of $147. The $147 receivable was paid in full during April 2004. The $501 promissory note was secured by a first mortgage. The promissory note accrued interest at a rate of 7%, and  the terms called for equal monthly payments of $6 through February 2009. The promissory note was paid in full during June 2004. In conjunction with this sale, the Company recorded a loss of $634, net of a $147 tax benefit. The Company incurred additional pre-tax expenses of $77 for the period from January 1, 2005 to March 31, 2005 related to this discontinued operation.

During July 2004, the Company transferred its ownership interest in ITI to an affiliated company within the Novar plc group. This transaction was treated as a transaction between entities under common control. Accordingly, the transfer of the net assets of ITI is reflected as a dividend distribution in the combined financial statements in the amount of $34,439.

The revenues for these entities were $17,605 for the year ended December 31, 2004.

NOTE 25—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Indalex Holding Corp. (The “Issuer”) issued $270,000 of the notes on February 2, 2006. The notes are jointly and severally guaranteed on a full and unconditional basis by Indalex Holdings Finance, Inc., the parent company of Indalex Holding Corp., and each of the domestic subsidiaries of Indalex Holding Corp. (the “Guarantor Companies”). Indalex Holding Corp. and the Guarantor Companies are 100% owned, directly or indirectly, by Indalex Holdings Finance, Inc. Indalex Holding Corp.’s foreign subsidiaries (the “Non-Guarantor Companies”) do not provide guarantees.

The following consolidated and combined  financial information presents the financial information of Indalex Holdings Finance, Inc., the Guarantor Companies and the Non-Guarantor Companies in accordance with Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Companies or Non-Guarantor Companies operated as independent entities. The Guarantor Companies and Non-Guarantor Companies include the consolidated and combined financial results of their wholly owned subsidiaries accounted for under the equity method. All applicable corporate expenses have been allocated among the Guarantor Companies and Non-Guarantor Companies.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 25—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Balance Sheet—Guarantor and Non-Guarantor
Year Ended December 31, 2006 (Successor)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$6,777	$4,380	$—	$11,157
Accounts receivable, net	—	66,840	37,084	—	103,924
Receivable from affiliates	—	9,994	3,440	(13,434)	—
Receivable from suppliers	—	8,980	—	—	8,980
Inventories	—	46,254	20,928	—	67,182
Prepaid expenses and other current assets	—	8,641	2,124	—	10,765
Deferred income tax	—	—	567	(567)	—
Total current assets	—	147,486	68,523	(14,001)	202,008
Notes receivable from affiliates	—	156,728	—	(156,728)	—
Investment in AAG	—	—	96,950	—	96,950
Investment in subsidiary	111,250	—	—	(111,250)	—
Property, plant, and equipment, net	—	130,925	68,713	—	199,638
Goodwill.	—	2,112	1,425	—	3,537
Other intangibles, net	—	50,913	27,351	—	78,264
Deferred financing costs	—	6,584	8,010	—	14,594
Other assets	—	2,325	367	—	2,692
Total assets	$111,250	$497,073	$271,339	$(281,979)	$597,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable.	$—	$41,634	$25,146	$—	$66,780
Payable to affiliates	—	2,909	10,525	(13,434)	—
Income taxes payable.	—	2,130	518	—	2,648
Deferred income taxes	—	3,023	—	(567)	2,456
Accrued expenses and other current liabilities	—	32,293	6,185	—	38,478
Accrued interest	—	13,617	189	—	13,806
Capital lease obligation	—	481	762	—	1,243
Checks in excess of bank balance	—	—	—	—	—
Revolver borrowings.	10	40,090	15,617	—	55,717
Total current liabilities	10	136,177	58,942	(14,001)	181,128
Notes payable to affiliates	—	—	156,728	(156,728)	—
Other liabilities.	—	25,673	4,994	—	30,667
Capital lease obligation.	—	2,343	2,331	—	4,674
Long-term debt	—	266,957	—	—	266,957
Deferred income taxes	—	12,413	12,446	—	24,859
Total liabilities	10	443,563	235,441	(170,729)	508,285
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock	1	1	—	(1)	1
Additional paid-in capital	111,249	78,005	32,660	(111,249)	110,665
Treasury stock	(10)	—	—	—	(10)
Accumulated retained earnings (deficit)	—	(23,821)	(77)	—	(23,898)
Accumulated other comprehensive income (loss)	—	(675)	3,315	—	2,640
Total stockholders’ equity	111,240	53,510	35,898	(111,250)	89,398
Total liabilities and stockholders’ equity	$111,250	$497,073	$271,339	$(281,979)	$597,683

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 25—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Combined Balance Sheet—Guarantor and Non-Guarantor
Year Ended December 31, 2005 (Predecessor 2)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Combined
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$9,366	$—	$9,366
Accounts receivable, net	—	72,336	41,462	—	113,798
Receivable from affiliates	—	4,082	6,981	(7,954)	3,109
Receivable from supplier	—	7,873	—	—	7,873
Refundable income taxes	—	—	—	243	243
Inventories	—	41,874	16,476	—	58,350
Prepaid expenses and other current assets	—	14,344	3,199	—	17,543
Deferred income tax	—	(245)	592	—	347
Total current assets	—	140,264	78,076	(7,711)	210,629
Notes receivable from affiliates	—	—	4,279	—	4,279
Investment in AAG	—	—	94,380	—	94,380
Property, plant, and equipment, net	—	140,977	78,380	—	219,357
Goodwill	—	9,507	5,119	—	14,626
Other intangibles, net	—	48,567	26,151	—	74,718
Other assets	—	65	338	—	403
Total assets	$—	$339,380	$286,723	$(7,711)	$618,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$35,481	$30,282	$—	$65,763
Payable to affiliates	—	7,353	1,030	(7,954)	429
Income taxes payable	—	(3,071)	2,828	243	—
Accrued expenses and other current liabilities	—	38,953	6,419	—	45,372
Capital lease obligation	—	—	726	—	726
Checks in excess of bank balance	—	1,716	—	—	1,716
Total current liabilities	—	80,432	41,285	(7,711)	114,006
Other liabilities	—	45,848	8,092	—	53,940
Capital lease obligation	—	—	3,143	—	3,143
Deferred income taxes	—	8,538	15,659	—	24,197
Total liabilities	—	134,818	68,179	(7,711)	195,286
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock	—	100	291	—	391
Additional paid-in capital	—	202,329	209,186	—	411,515
Accumulated retained earnings	—	2,183	7,529	—	9,712
Accumulated other comprehensive income (loss)	—	(50)	1,538	—	1,488
Total stockholders’ equity	—	204,562	218,544	—	423,106
Total liabilities and stockholders’ equity	$—	$339,380	$286,723	$(7,711)	$618,392

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 25—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Combined Statement of Income—Guarantor and Non-Guarantor
For the Period January 1, 2006 through February 1, 2006 (Predecessor 2)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Combined
Net sales	$—	$71,591	$30,035	$(1,607)	$100,019
Costs and expenses:
Cost of sales	—	68,152	28,582	(1,607)	95,127
Selling, general, and administrative	—	4,157	1,391	—	5,548
Management fees to affiliates	—	125	—	—	125
Amortization of intangible assets	—	598	322	—	920
Other (income) expense	—	(14)	209	—	195
Mark-to-market on derivatives	—	(3,619)	—	—	(3,619)
Total costs and expenses	—	69,399	30,504	(1,607)	98,296
Income (loss) from operations	—	2,192	(469)	—	1,723
Other income (expense):
External interest expense	—	1	(25)	—	(24)
Income from equity method investment in AAG	—	—	643	—	643
Income before income taxes	—	2,193	149	—	2,342
Income tax provision (benefit)	—	925	(222)	—	703
Net income	$—	$1,268	$371	$—	$1,639

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 25—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor
For the Period February 2, 2006 through December 31, 2006 (Successor)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Consolidated
Net sales	$—	$812,839	$420,602	$(90,599)	$1,142,842
Costs and expenses:
Cost of sales	—	755,916	393,360	(90,599)	1,058,677
Selling, general, and administrative	—	39,448	15,518	—	54,966
Management fees to affiliates	—	1,128	506	—	1,634
Amortization of intangible assets	—	6,937	3,799	—	10,736
Other (income) expense	—	1,250	(234)	—	1,016
Restructuring charges	—	261	1,511	—	1,772
Impairment of long-lived assets	—	7,083	165	—	7,248
(Gain) loss on disposal of assets	—	(213)	468	—	255
Mark-to-market on derivatives	—	7,560	—	—	7,560
Total costs and expenses	—	819,370	415,093	(90,599)	1,143,864
Income (loss) from operations	—	(6,531)	5,509	—	(1,022)
Other income (expense):
Interest to affiliates, net	—	16,955	(16,955)	—	—
External interest expense	—	(33,794)	(1,951)	—	(35,745)
Deferred financing costs	—	(1,047)	(1,173)	—	(2,220)
Income from equity method investment in AAG	—	—	11,841	—	11,841
Affiliated acquisition fees	—	(5,475)	—	—	(5,475)
Loss before income taxes	—	(29,892)	(2,729)	—	(32,621)
Income tax benefit	—	(6,071)	(2,652)	—	(8,723)
Net income (loss)	$—	$(23,821)	$(77)	$—	$(23,898)

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 25—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Combined Statement of Cash Flows—Guarantor and Non-Guarantor
For the Period January 1, 2006 through February 1, 2006 (Predecessor 2)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Elimination	Combined
Cash flows from operating activities
Net income	$—	$1,268	$371	$—	$1,639
Adjustments to reconcile net income to net cash from operating activities
Depreciation	—	1,966	855	—	2,821
Amortization of intangibles	—	598	322	—	920
Other	—	743	—	—	743
Income from equity method investment in AAG	—	—	(643)	—	(643)
Management fees to affiliates	—	125	—	—	125
Deferred income taxes	—	1,160	(172)	—	988
Changes in operating assets and liabilities
Accounts receivable	—	(9,285)	(2,970)	—	(12,255)
Receivable from affiliates	—	3,212	(1,358)	—	1,854
Inventories	—	(774)	(1,878)	—	(2,652)
Prepaids and other assets	—	(4,621)	937	—	(3,684)
Income taxes payable/refundable	—	(238)	(54)	—	(292)
Checks issued in excess of bank balance	—	(242)	—	—	(242)
Accounts payable	—	(4,674)	(1,912)	—	(6,586)
Accrued expenses and other liabilities	—	18,108	1,690	—	19,798
Payable to affiliates	—	770	42	—	812
Net cash from operating activities	—	8,116	(4,770)	—	3,346
Cash flows from investing activities
Capital expenditures	—	(2,036)	(970)	—	(3,006)
Net cash from investing activities	—	(2,036)	(970)	—	(3,006)
Cash flows from financing activities
Dividends and distributions	—	—	(6,809)	—	(6,809)
Payments on capital lease obligation	—	—	(58)	—	(58)
Net (payments to) collections from affiliates	—	(5,899)	4,279	—	(1,620)
on notes	—	—	—	—	—
Debt issuance and other transaction costs	—	—	—	—	—
Net cash from financing activities	—	(5,899)	(2,588)	—	(8,487)
Effect of changes in foreign exchange rates on cash	—	—	(27)	—	(27)
Net change in cash and cash equivalents	—	181	(8,355)	—	(8,174)
Cash and cash equivalents
Beginning of period	—	—	9,366	—	9,366
End of period	$—	$181	$1,011	$—	$1,192

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 25—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Cash Flows—Guarantor and Non-Guarantor
For the Period February 2, 2006 through December 31, 2006 (Successor)

	Parent Company	Guarantor Company	Non- Guarantor Company	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$—	$(23,821)	$(77)	$—	$(23,898)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	—	22,775	9,552	—	32,327
Amortization of intangible assets	—	6,937	3,799	—	10,736
Amortization of deferred financing costs	—	1,047	1,173	—	2,220
Amortization of bond discount	—	394	—	—	394
(Gain) loss on disposal of assets	—	(213)	468	—	255
Impairment of long-lived assets	—	7,083	165	—	7,248
Other	—	22	(1)	—	21
Income from equity method investment in AAG	—	—	(11,841)	—	(11,841)
Dividends from equity method investment in AAG	—	—	4,891	—	4,891
Stock-based compensation	—	938	—	—	938
Deferred income taxes.	—	(8,139)	(3,190)	—	(11,329)
Changes in operating assets and liabilities, net of the effect of the acquisition:
Accounts receivable	—	11,850	6,642	—	18,492
Receivable from affiliates	—	(9,124)	4,851	4,273	—
Inventories	—	4,699	(1,698)	—	3,001
Prepaids and other assets	—	6,949	51	—	7,000
Income taxes payable/refundable	—	2,129	254	—	2,383
Checks issued in excess of bank balance	—	(1,260)	—	—	(1,260)
Accounts payable	—	10,827	(2,768)	—	8,059
Accrued expenses and other liabilities	—	(15,851)	(2,498)	—	(18,349)
Payable to affiliates	—	(5,214)	9,477	(4,263)	—
Net cash from operating activities.	—	12,028	19,250	10	31,288
Cash flows from investing activities
Capital expenditures.	—	(16,227)	(5,050)	—	(21,277)
Proceeds from sales of property, plant and equipment.	—	237	2,007	—	2,244
Proceeds from sale of business	—	4,548	—	—	4,548
Cash paid for acquisition	(111,250)	(361,665)	(216,741)	271,400	(418,256)
Payment of acquisition transaction costs	—	(1,735)	—	—	(1,735)
Net cash from investing activities	(111,250)	(374,842)	(219,784)	271,400	(434,476)
Cash flows from financing activities
Dividends and distributions	—	(1,522)	—	—	(1,522)
Payments on capital lease obligation	—	(374)	(659)	—	(1,033)
Revolver payments, net	10	(749)	(12,383)	—	(13,122)
Repurchases of common stock	(10)	—	—	—	(10)
Revolver borrowings, acquisition	—	40,839	28,000	—	68,839
Borrowings on long-term debt, acquisition	—	266,563	160,150	(160,150)	266,563
Capital contributions	111,250	81,648	29,602	(111,250)	111,250
Debt issuance costs	—	(16,814)	—	—	(16,814)
Net cash from financing activities	111,250	369,591	204,710	(271,400)	414,151
Effect of changes in foreign exchange rates on cash	—	—	204	(10)	194
Net change in cash and cash equivalents	—	6,777	4,380	—	11,157
Cash and cash equivalents
Beginning of period	—	—	—	—	—
End of period	$—	$6,777	$4,380	$—	$11,157

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 25—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Combined Statement of Income—Guarantor and Non-Guarantor
Period January 1, 2005 to March 31, 2005 (Predecessor 1)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Elimination	Combined
Net sales	$—	$169,924	$87,872	$(17,947)	$239,849
Costs and expenses:
Cost of sales	—	157,843	81,646	(17,947)	221,542
Selling, general, and administrative	—	11,522	4,071	—	15,593
Management fees to affiliates	—	550	150	—	700
Other expense		800	193	—	993
Restructuring charges	—	694	—	—	694
Impairment of long-lived assets	—	381	—	—	381
(Gain) loss on disposal of assets	—	(311)	37	—	(274)
Mark-to-market on derivatives	—	285	—	—	285
Total costs and expenses	—	171,764	86,097	(17,947)	239,914
Income (loss) from operations	—	(1,840)	1,775	—	(65)
Other income (expense):
Interest to affiliates, net	—	(1,038)	(170)	—	(1,208)
External interest (expense) income, net	—	(45)	45	—	—
Income from equity method investment in AAG	—	—	1,557	—	1,557
Dividend income from affiliates	—	—	9,077	—	9,077
Income (loss) before income taxes	—	(2,923)	12,284	—	9,361
Income tax provision (benefit)		(757)	766	—	9
Income (loss) from continuing operations	—	(2,166)	11,518	—	9,352
Discontinued operations, net of tax benefit of $27	—	—	(50)	—	(50)
Net income (loss)	$—	$(2,166)	$11,468	$—	$9,302

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 25—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Combined Statement of Income—Guarantor and Non-Guarantor
Period April 1, 2005 to December 31, 2005 (Predecessor 2)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Elimination	Combined
Net sales	$—	$549,602	$288,167	$(56,248)	$781,521
Costs and expenses:
Cost of sales	—	514,800	269,247	(56,248)	727,799
Selling, general, and administrative	—	24,791	11,142	—	35,933
Management fees to affiliates	—	1,131	—	—	1,131
Amortization of intangible assets	—	5,383	2,899	—	8,282
Other (income) expense	—	(2,219)	1,394	—	(825)
Restructuring charges	—	(222)	—	—	(222)
Impairment of long-lived assets	—	636	—	—	636
Gain on disposal of assets	—	(126)	(20)	—	(146)
Mark-to-market on derivatives	—	(1,200)	—	—	(1,200)
Total costs and expenses	—	542,974	284,662	(56,248)	771,388
Income from operations	—	6,628	3,505	—	10,133
Other income (expense):
Interest to affiliates, net	—	(3,712)	—	—	(3,712)
External interest expense	—	(333)	—	—	(333)
Interest income	—	46	98	—	144
Income from equity method investment in AAG	—	—	9,380	—	9,380
Income before income taxes	—	2,629	12,983	—	15,612
Income tax provision	—	446	1,466	—	1,912
Net income	$—	$2,183	$11,517	$—	$13,700

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 25—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Combined Statement of Cash Flows—Guarantor and Non-Guarantor
Period January 1, 2005 to March 31, 2005 (Predecessor 1)

	Parent Company	Guarantor Company	Non-Guarantor Company	Elimination	Combined
Cash flows from operating activities
Net income (loss)	$—	$(2,166)	$11,468	—	$9,302
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	—	6,241	1,712	—	7,953
(Gain) loss on disposal of assets	—	(311)	37	—	(274)
Impairment of long-lived assets	—	—	381	—	381
Dividend from affiliate	—	—	(9,077)	—	(9,077)
Other	—	245	—	—	245
Income from equity investment in AAG	—	—	(1,557)	—	(1,557)
Dividends from investment in AAG	—	—	4,602	—	4,602
Stock-based compensation	—	998	246	—	1,244
Executive compensation	—	235	76	—	311
Management fees to affiliates	—	550	150	—	700
Deferred income taxes	—	(377)	159	—	(218)
Changes in operating assets and liabilities
Accounts receivable	—	(16,379)	(8,918)	—	(25,297)
Receivable from affiliates	—	(737)	1,550	(996)	(183)
Inventories	—	(17,223)	2,519	—	(14,704)
Prepaids and other assets	—	1,257	881	—	2,138
Income taxes payable/refundable	—	(556)	(9,598)	—	(10,154)
Accounts payable	—	1,526	896	—	2,422
Accrued expenses and other liabilities	—	2,849	(1,416)	—	1,433
Payable to affiliates	—	(1,946)	485	996	(465)
Net cash from operating activities	—	(25,794)	(5,404)	—	(31,198)
Cash flows from investing activities
Capital expenditures	—	(6,084)	(2,686)	—	(8,770)
Proceeds from sales of property, plant and equipment	—	742	(4)	—	738
Net cash from investing activities	—	(5,342)	(2,690)	—	(8,032)
Cash flows from financing activities
Net collections from affiliates on notes	—	30,332	264	—	30,596
Debt issuance and other transaction costs	—	—	—	—	—
Net cash from financing activities	—	30,332	264	—	30,596
Effect of changes in foreign exchange rates on cash	—	—	2,887	—	2,887
Net change in cash and cash equivalents	—	(804)	(4,943)	—	(5,747)
Cash and cash equivalents
Beginning of period	—	6,012	17,510	—	23,522
End of period	$—	$5,208	$12,567	$—	$17,775

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Years ended December 31, 2006,
December 31, 2005 and December 31, 2004
(Dollars in thousands)

NOTE 25—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Combined Statement of Cash Flows—Guarantor and Non-Guarantor
Period April 1, 2005 to December 31, 2005 (Predecessor 2)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Combined
Cash flows from operating activities
Net income	$—	$2,183	$11,517	$—	$13,700
Adjustments to reconcile net income to net cash from operating activities
Depreciation	—	17,752	7,191	—	24,943
Amortization of intangibles	—	5,383	2,899	—	8,282
Gain on disposal of assets	—	(126)	(20)	—	(146)
Impairment of long-lived assets	—	636	—	—	636
Income from equity method investment in AAG	—	—	(9,380)	—	(9,380)
Deferred income taxes	—	(5,340)	(861)	—	(6,201)
Changes in operating assets and liabilities
Accounts receivable	—	16,190	4,886	—	21,076
Receivable from affiliates	—	(2,679)	(3,350)	3,691	(2,338)
Inventories	—	31,677	(2,280)	—	29,397
Prepaids and other assets	—	(7,682)	1,596	—	(6,086)
Income taxes payable/refundable	—	3,855	21	—	3,876
Checks issued in excess of bank balance	—	1,716	—	—	1,716
Accounts payable	—	(13,001)	4,733	—	(8,268)
Accrued expenses and other liabilities	—	(14,349)	1,435	—	(12,914)
Payable to affiliates	—	3,609	(179)	(3,691)	(261)
Net cash from operating activities	—	39,824	18,208	—	58,032
Cash flows from investing activities
Capital expenditures	—	(13,951)	(6,277)	—	(20,228)
Proceeds from sales of property, plant and equipment	—	2,020	19	—	2,039
Net cash from investing activities	—	(11,931)	(6,258)	—	(18,189)
Cash flows from financing activities
Dividends and distributions	—	(11,791)	(13,968)	—	(25,759)
Payments on capital lease obligation	—	—	(58)	—	(58)
Debt payments	—	(6,000)	—	—	(6,000)
Net (payments to) collections from affiliates on notes	—	(15,308)	645	—	(14,663)
Net cash from financing activities	—	(33,099)	(13,381)	—	(46,480)
Effect of changes in foreign exchange rates on cash	—	—	(1,772)	—	(1,772)
Net change in cash and cash equivalents	—	(5,206)	(3,203)	—	(8,409)
Cash and cash equivalents
Beginning of period	—	$5,206	$12,569	—	$17,775
End of period	$—	$—	$9,366	$—	$9,366

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2006,
December 31, 2005 and December 31, 2004

(Dollars in thousands)

NOTE 25—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Combined Statement of Income—Guarantor and Non-Guarantor
Year Ended December 31, 2004 (Predecessor 1)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Combined
Net sales	$—	$653,365	$312,850	$(33,519)	$932,696
Costs and expenses:
Cost of sales	—	607,582	280,323	(33,519)	854,386
Selling, general, and administrative	—	38,331	14,288	—	52,619
Management fees to affiliates	—	2,175	596	—	2,771
Other expense	—	1,957	341	—	2,298
Restructuring charge	—	4,830	1,256	—	6,086
Impairment of long-lived assets	—	2,728	—	—	2,728
Gain on disposal of assets	—	(673)	(2)	—	(675)
Mark-to-market on derivatives	—	(3,638)	—	—	(3,638)
Total costs and expenses	—	653,292	296,802	(33,519)	916,575
Income (loss) from operations	—	73	16,048	—	16,121
Other income (expense):
Interest to affiliates, net	—	(7,251)	(1,386)	—	(8,637)
External interest expense	—	(132)	—	—	(132)
Interest income	—	—	182	—	182
Income from equity method investment in AAG	—	—	14,807	—	14,807
Dividend income from affiliates	—	—	15,102	—	15,102
Income (loss) before income taxes	—	(7,310)	44,753	—	37,443
Income tax provision (benefit)	—	(10,482)	4,674	—	(5,808)
Income from continuing operations	—	3,172	40,079	—	43,251
Discontinued operations, including loss on disposal of $634 (net of tax benefit of $147) and net of tax of $486	—	—	1,126	—	1,126
Net income	$—	$3,172	$41,205	$—	$44,377

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2006,
December 31, 2005 and December 31, 2004

(Dollars in thousands)

NOTE 25—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Combined Statement of Cash Flows—Guarantor and Non-Guarantor
Year Ended December 31, 2004 (Predecessor 1)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Combined
Cash flows from operating activities
Net income	$—	$3,172	$41,205	$—	$44,377
Adjustments to reconcile net income to net cash from operating activities
Depreciation	—	25,168	7,521	—	32,689
Gain on disposal of assets	—	(673)	(2)	—	(675)
Impairment of long-lived assets	—	2,728	—	—	2,728
Other	—	—	30	—	30
Income from equity method investment in AAG	—	—	(14,807)	—	(14,807)
Stock-based compensation	—	1,401	828	—	2,229
Deferred income taxes	—	(1,057)	(666)	—	(1,723)
Changes in operating assets and liabilities
Accounts receivable	—	(22,787)	(7,837)	—	(30,624)
Receivable from affiliates	—	1,643	857	(2,357)	143
Inventories	—	(2,667)	(5,341)	—	(8,008)
Prepaids and other assets	—	316	1,939	—	2,255
Income taxes payable/refundable	—	2,078	(3,255)	—	(1,177)
Accounts payable	—	9,415	7,078	—	16,493
Accrued expenses and other liabilities	—	3,140	802	—	3,942
Payable to affiliates	—	(25)	(1,715)	2,357	617
Net cash from discontinued operations	—	—	(1,126)	—	(1,126)
Net cash from operating activities	—	21,852	25,511	—	47,363
Cash flows from investing activities
Capital expenditures	—	(20,965)	(12,310)	—	(33,275)
Proceeds from sales of property, plant and equipment	—	160	5	—	165
Redemption of investment in affiliates	—	—	32,872	—	32,872
Proceeds from sales of discontinued operations	—	—	1,111	—	1,111
Net cash from investing activities	—	(20,805)	21,678	—	873
Cash flows from financing activities
Capital contributions	—	151,500	—	—	151,500
Capital redemptions	—	—	(40,612)	—	(40,612)
Dividends paid	—	(8,000)	—	—	(8,000)
Net (payments to) collections from affiliates on notes	—	(150,709)	10,793	—	(139,916)
Net cash from financing activities	—	(7,209)	(29,819)	—	(37,028)
Effect of changes in foreign exchange rates on cash	—	—	(6,236)	—	(6,236)
Net change in cash and cash equivalents	—	(6,162)	11,134	—	4,972
Cash and cash equivalents
Beginning of year	—	$12,174	$6,376	$—	$18,550
End of year	$—	$6,012	$17,510	$—	$23,522

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2006,
December 31, 2005 and December 31, 2004

(Dollars in thousands)

NOTE 26—SUBSEQUENT EVENT

On January 5, 2007, the Company announced the closure of its aluminum extrusion facility located in Watsonville, California. The facility will operate through April 2007. As a result of the closure, the Company recorded an impairment on long-lived assets of $3,446 during the period February 2, 2006 to December 31, 2006 based on the appraised values of the assets expected to be disposed. The Watsonville plant has 99 full-time employees.

Audited Financial Statements

ASIA ALUMINUM GROUP LIMITED
(Incorporated in the British Virgin Islands with limited liability)

Years ended June 30, 2006, 2005 and 2004

ASIA ALUMINUM GROUP LIMITED

CONTENTS

Pages
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-62
AUDITED FINANCIAL STATEMENTS
Consolidated:
Income statements	F-63
Balance sheets	F-64
Statements of changes in equity	F-65 - F-66
Cash flow statements	F-67 - F-68
Notes to financial statements	F-69 - F-111

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Asia Aluminum Group Limited
(Incorporated in the British Virgin Islands with limited liability)

We have audited the accompanying consolidated balance sheets of Asia Aluminum Group Limited (the “Company”) and its subsidiaries (the “Group”) as of June 30, 2006 and 2005 and the related consolidated income statements, consolidated statements of changes in equity and consolidated cash flow statements for each of the years ended June 30, 2006, 2005 and 2004. These financial statements are the responsibility of the management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group as of June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in Hong Kong.

Accounting principles generally accepted in Hong Kong vary in certain significant respects from United States generally accepted accounting principles. Information relating to the nature and effect of such differences is presented in note 34 to the financial statements.

/s/ ERNST & YOUNG
Ernst & Young
Certified Public Accountants

Hong Kong
October 10, 2006

ASIA ALUMINUM GROUP LIMITED
CONSOLIDATED INCOME STATEMENTS
Years ended June 30, 2006, 2005 and 2004

	Notes	2006	2005	2004
		HK$’000	HK$’000	HK$’000
REVENUE	5	3,907,340	3,408,800	2,938,482
Cost of sales and services provided		(3,091,507)	(2,621,875)	(2,240,164)
Gross profit		815,833	786,925	698,318
Other income and gains, net	5	30,508	56,800	65,384
Selling and distribution costs		(102,305)	(91,478)	(76,755)
Administrative expenses		(153,481)	(138,400)	(125,400)
Other operating expenses, net		(5,210)	(1,883)	(24,040)
Finance costs	7	(145,865)	(96,407)	(50,210)
Share of losses of associates		(2,324)	—	—
PROFIT BEFORE TAX	6	437,156	515,557	487,297
Tax	8	(161,775)	(151,716)	(142,277)
PROFIT FOR THE YEAR		275,381	363,841	345,020
Attributable to:
Equity holders of the Company	9	303,665	378,369	358,874
Minority interests		(28,284)	(14,528)	(13,854)
		275,381	363,841	345,020
DIVIDENDS	10	151,748	—	143,549

ASIA ALUMINUM GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and 2005

	Notes	2006	2005
		HK$’000	HK$’000
			(Restated)
NON-CURRENT ASSETS
Property, plant and equipment	11	2,093,183	1,415,574
Prepaid land lease payment	12	2,511	2,612
Interests in associates	15	2,811	91
Deposits paid	16	21,143	92,716
Deferred tax assets	8	2,436	2,436
Total non-current assets		2,122,084	1,513,429
CURRENT ASSETS
Trade receivables	24	564,770	555,666
Inventories	17	389,390	349,693
Prepayments, deposits and other receivables		121,201	178,561
Due from related companies	18	126,138	35,159
Due from minority equity holders of subsidiaries	19	69	69
Due from fellow subsidiaries	1	99,871	46,551
Due from the immediate holding company	1	22,525	33,929
Deposits with a non-bank financial institution		3,451	13,642
Cash and bank balances	20	2,735,705	2,022,528
Pledged bank deposits	20, 24	28,846	38,606
Total current assets		4,091,966	3,274,404
CURRENT LIABILITIES
Trade payables		229,482	174,840
Accrued liabilities and other payables		562,233	368,567
Derivative financial instruments	21	28,019	—
Due to fellow subsidiaries	1	375,769	29,418
Due to the immediate holding company	1	1,309,669	1,134,023
Due to minority equity holders/shareholders	22	50,942	77,528
Trust receipt loans	24	465,140	278,656
Interest-bearing bank and other loans	23, 24	476,123	373,117
Finance lease payables	23, 25	528	398
Tax payable		117,174	98,077
Total current liabilities		3,615,079	2,534,624
NET CURRENT ASSETS		476,887	739,780
TOTAL ASSETS LESS CURRENT LIABILITIES		2,598,971	2,253,209
NON-CURRENT LIABILITIES
Finance lease payables	23, 25	342,990	172,691
Net assets		2,255,981	2,080,518
EQUITY
Equity attributable to equity holders of the Company
Issued capital	26	184	184
Share premium account		625,847	625,847
Reserves	27(a)	1,623,807	1,421,381
		2,249,838	2,047,412
Minority interests		6,143	33,106
Total equity		2,255,981	2,080,518

ASIA ALUMINUM GROUP LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years ended June 30, 2006, 2005 and 2004

	Attributable to equity holders of the Company
		Share		Statutory	Exchange	Statutory		Proposed
	Issued	premium	Capital	surplus	fluctuation	public	Retained	final		Minority	Total
	capital	account	reserve	reserve	reserve	welfare fund	profits	dividend	Total	interests	equity
	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000
At July 1, 2003	184	625,847	74,467	130,217	(5,213)	12,840	615,875	104,662	1,558,879	61,488	1,620,367
Exchange realignment and total income and expenses for the year recognised directly in equity	—	—	—	—	(499)	—	—	—	(499)	—	(499)
Profit for the year	—	—	—	—	—	—	358,874	—	358,874	(13,854)	345,020
Total income and expense for the year	—	—	—	—	(499)	—	358,874	—	358,375	(13,854)	344,521
2003 dividend declared	—	—	—	—	—	—	—	(104,662)	(104,662)	—	(104,662)
Proposed 2004 dividend	—	—	—	—	—	—	(143,549)	143,549	—	—	—
Transfer to statutory surplus reserve	—	—	—	45,499	—	—	(45,499)	—	—	—	—
At June 30, 2004 and July 1, 2004	184	625,847	74,467	175,716	(5,712)	12,840	785,701	143,549	1,812,592	47,634	1,860,226

ASIA ALUMINUM GROUP LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
Years ended June 30, 2006, 2005 and 2004

	Attributable to equity holders of the Company
		Share		Statutory	Exchange	Statutory		Proposed
	Issued	premium	Capital	surplus	fluctuation	public	Retained	final		Minority	Total
	capital	account	reserve	reserve	reserve	welfare fund	profits	dividend	Total	interests	equity
	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000 #	HK$’000	HK$’000	HK$’000	HK$’000
At June 30, 2004 and July 1, 2004	184	625,847	74,467	175,716	(5,712)	12,840	785,701	143,549	1,812,592	47,634	1,860,226
Profit for the year	—	—	—	—	—	—	378,369	—	378,369	(14,528)	363,841
2004 dividend declared	—	—	—	—	—	—	—	(143,549)	(143,549)	—	(143,549)
Transfer to statutory surplus reserve	—	—	—	32,769	—	—	(32,769)	—	—	—	—
At June 30, 2005 and July 1, 2005	184	625,847	74,467	208,485	(5,712)	12,840	1,131,301	—	2,047,412	33,106	2,080,518
Exchange realignment and total income and expenses for the year recognised directly in equity	—	—	—	—	50,509	—	—	—	50,509	1,321	51,830
Profit for the year	—	—	—	—	—	—	303,665	—	303,665	(28,284)	275,381
Total income and expense for the year	—	—	—	—	50,509	—	303,665	—	354,174	(26,963)	327,211
2005 dividend paid	—	—	—	—	—	—	(151,748)	—	(151,748)	—	(151,748)
Transfer to statutory surplus reserve	—	—	—	41,792	—	—	(41,792)	—	—	—	—
At June 30, 2006	184	625,847	74,467 *	250,277 *	44,797 *	12,840 *	1,241,426 *	—	2,249,838	6,143	2,255,981

                # Included in the balances of retained profits at June 30, 2006 was an amount of accumulated loss of HK$2,324,000 (2005: Nil; 2004: Nil) attributable to associates.

                  * Total reserves of the Group attributable to equity holders of the Company at June 30, 2006 amounted to HK$1,623,807,000 (2005: HK$1,421,381,000; 2004: HK$1,043,012,000).

ASIA ALUMINUM GROUP LIMITED
CONSOLIDATED CASH FLOW STATEMENTS
Years ended June 30, 2006, 2005 and 2004

	Notes	2006	2005	2004
		HK$’000	HK$’000	HK$’000
			(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Profit before tax		437,156	515,557	487,297
Adjustments for:
Finance costs	7	145,865	96,407	50,210
Interest income	5	(16,847)	(17,214)	(11,902)
Share of losses of associates		2,324	—	—
Impairment/(write-back of impairment) for doubtful debts, net	6	(9,097)	(1,600)	24,040
Loss on disposal/write-off of items of property, plant and equipment, net	6	28,641	16,040	14,092
Fair value losses on trading of forward contracts, net	5	31,152	—	—
Depreciation of property, plant and equipment	6	130,423	127,787	95,140
Amortisation of a prepaid land lease payment	6	157	154	154
Operating profit before working capital changes		749,774	737,131	659,031
Increase in trade receivables		(7)	(12,040)	(118,552)
Increase in inventories		(39,697)	(6,639)	(53,728)
Decrease in prepayments, deposits and other receivables		57,363	72,663	42,720
Decrease/(increase) in amounts due from related companies		(90,979)	1,023	(14,350)
Decrease in amounts due from minority equity holders of subsidiaries		—	67,841	—
Increase/(decrease) in trade payables		54,642	(88,662)	30,758
Increase in accrued liabilities and other payables		193,666	116,504	77,001
Increase/(decrease) in trust receipt loans		186,484	(138,839)	(101,286)
Increase/(decrease) in amounts due to minority equity holders/shareholders		(35,607)	27,457	(35,480)
Cash generated from operations		1,075,639	776,439	486,114
Interest paid	7	(127,375)	(92,582)	(50,045)
Interest element on finance lease rental payments	7	(18,490)	(3,825)	(165)
Overseas tax paid		(142,678)	(161,490)	(121,927)
Net cash inflow from operating activities		787,096	518,542	313,977

ASIA ALUMINUM GROUP LIMITED
CONSOLIDATED CASH FLOW STATEMENTS (Continued)
Years ended June 30, 2006, 2005 and 2004

	Notes		2006	2005	2004
			HK$’000	HK$’000	HK$’000
				(Restated)	(Restated)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of items of property, plant and equipment			(547,850)	(440,730)	(156,829)
Proceeds from disposal of items of property, plant and equipment			2,413	9	527
Deposits refunded/(paid)			3,442	(35,040)	(61,892)
Capital injection to an associate			—	(4)	—
Advances to an associate			(5,044)	(87)	—
Interest received			16,847	17,214	11,902
Decrease in pledged bank deposits			9,760	36,723	(37,665)
Net cash outflow from investing activities			(520,432)	(421,915)	(243,957)
CASH FLOWS FROM FINANCING ACTIVITIES
New bank loans			473,263	320,386	557,251
New other loans			—	—	3,767
Repayment of bank loans			(370,257)	(420,715)	(235,970)
Repayment of other loans			—	(3,767)	(3,230)
Capital element of finance lease rental payments			(773)	(473)	(8,641)
Settlement for forward contracts			(3,133)	—	—
Advances from/(repayment to) related companies			—	(25,452)	25,452
Advances from/(repayment to) the immediate holding company, net	28	(b)	82,275	(141,681)	622,566
Advances from fellow subsidiaries			266,589	86,012	5,209
Dividends paid			(37,952)	(44,431)	(26,176)
Net cash inflow/(outflow) from financing activities			410,012	(230,121)	940,228
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS			676,676	(133,494)	1,010,248
Cash and cash equivalents at beginning of year			2,036,170	2,169,664	1,159,915
Effect of foreign exchange rate changes, net			26,310	—	(499)
CASH AND CASH EQUIVALENTS AT END OF YEAR			2,739,156	2,036,170	2,169,664
ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS
Cash and bank balances			2,735,705	2,022,528	1,866,556
Deposits with a non-bank financial institution			3,451	13,642	203,588
Non-pledged time deposits with original maturity of less than three months when acquired			—	—	99,520
			2,739,156	2,036,170	2,169,664

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

1.   CORPORATE INFORMATION

The registered office of the Company is located at 3rd Floor, Omar Hodge Building, Wickhams Cay I, PO Box 362, Road Town, Tortola, the British Virgin Islands.

The principal activity of the Company is investment holding. The principal activities of the Group consist of the manufacture and sale of aluminum and stainless steel products and the provision of design and testing services for aluminum products.

The Company is a subsidiary of Asia Aluminum Holdings Limited (“AAHL”), a company incorporated in Bermuda. The directors consider AA Investments Limited (“AAIL”), a company incorporated in Bermuda, as the Company’s ultimate holding company as at June 30, 2006.

During each of the three years ended June 30, 2006, the Company and its subsidiaries had transactions with other members of the AAIL group and these financial statements reflect the effect of these transactions.

Except for an amount due to the immediate holding company as at June 30, 2006 of HK$1,309,669,000 (2005: HK$1,134,023,000) which bears interest at rates of 8% - 9% (2005: 8% - 9%) per annum, the balances with group companies are unsecured, interest-free and have no fixed terms of repayment.

2.1   BASIS OF PREPARATION

These financial statements have been prepared in accordance with Hong Kong Financial Reporting Standards (“HKFRSs”) (which also include Hong Kong Accounting Standards (“HKASs”) and Interpretations) issued by the Hong Kong Institute of Certified Public Accountants, accounting principles generally accepted in Hong Kong and the disclosure requirements of the Hong Kong Companies Ordinance. They have been prepared under the historical cost convention, except for derivative financial instruments, which have been measured at fair value. These financial statements are presented in Hong Kong dollars and all values are rounded to the nearest thousand (HK$’000) except when otherwise indicated.

Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries for each of the three years ended June 30, 2006. The results of subsidiaries are consolidated from the date of acquisition, being the date on which the Group obtains control, and continue to be consolidated until the date that such control ceases. All significant intercompany transactions and balances within the Group are eliminated on consolidation.

The acquisition of subsidiaries during the year has been accounted for using the purchase method of accounting. This method involves allocating the cost of the business combinations to the fair value of the assets acquired, and liabilities and contingent liabilities assumed at the date of acquisition. The cost of the acquisition is measured at the aggregate of the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition.

Minority interests represent the interests of outside shareholders in the results and net assets of the Company’s subsidiaries.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

2.2   IMPACT OF NEW AND REVISED HONG KONG FINANCIAL REPORTING STANDARDS

The following new and revised HKFRSs affect the Group and are adopted for the first time for the current year’s financial statements:

HKAS 1	Presentation of Financial Statements
HKAS 2	Inventories
HKAS 7	Cash Flow Statements
HKAS 8	Accounting Policies, Changes in Accounting Estimates and Errors
HKAS 10	Events after the Balance Sheet Date
HKAS 12	Income Taxes
HKAS 14	Segment Reporting
HKAS 16	Property, Plant and Equipment
HKAS 17	Leases
HKAS 18	Revenue
HKAS 19	Employee Benefits
HKAS 20	Accounting for Government Grants and Disclosure of Government Assistance
HKAS 21	The Effects of Changes in Foreign Exchange Rates
HKAS 23	Borrowing Costs
HKAS 24	Related Party Disclosures
HKAS 27	Consolidated and Separate Financial Statements
HKAS 28	Investments in Associates
HKAS 32	Financial Instruments: Disclosure and Presentation
HKAS 36	Impairment of Assets
HKAS 37	Provisions, Contingent Liabilities and Contingent Assets
HKAS 38	Intangible Assets
HKAS 39	Financial Instruments: Recognition and Measurement
HKAS 39 Amendment	Transition and Initial Recognition of Financial Assets and Financial Liabilities
HKFRS 2	Share-based Payment
HKFRS 3	Business Combinations
HK-Int 4	Leases—Determination of the Length of Lease Term in respect of Hong Kong Land Leases

The adoption of HKASs 2, 7, 8, 10, 12, 14, 16, 18, 19, 20, 21, 23, 27, 28, 37, 38, HKFRS 2 and HK-Int 4 has had no material impact on the accounting policies of the Group and the Company and the methods of computation in the Group’s and the Company’s financial statements.

HKAS 1 has affected the presentation of minority interests on the face of the consolidated balance sheet, consolidated income statement, consolidated statement of changes in equity and other disclosures. In addition, in prior periods, the Group’s share of tax attributable to associates was presented as a component of the Group’s total tax charge/(credit) in the consolidated income statement. Upon the

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

2.2   IMPACT OF NEW AND REVISED HONG KONG FINANCIAL REPORTING STANDARDS

adoption of HKAS 1, the Group’s share of the post-acquisition results of associates is presented net of the Group’s share of tax attributable to associates.

HKAS 24 has expanded the definition of related parties and affected the Group’s related party disclosures.

The impact of adopting the other HKASs/HKFRSs is summarised as follows:

(a)   HKAS 17—Leases

In prior years, leasehold land and buildings held for own use were stated at cost less accumulated depreciation and any impairment losses.

Upon the adoption of HKAS 17, the Group’s leasehold interest in land and buildings is separated into leasehold land and buildings. The Group’s leasehold land is classified as an operating lease, because the title of the land is not expected to pass to the Group by the end of the lease term, and is reclassified from property, plant and equipment to prepaid land lease payments, while buildings continue to be classified as part of property, plant and equipment. Prepaid land premiums for land lease payments under operating leases are initially stated at cost and subsequently amortised on the straight-line basis over the lease term. When the lease payments cannot be allocated reliably between the land and buildings elements, the entire lease payments are included in the cost of the land and buildings as a finance lease in property, plant and equipment.

This change in accounting policy has had no effect on the consolidated income statement and retained profits. The comparative amount of HK$2,612,000 for the year ended June 30, 2005 in the consolidated balance sheet has been restated to reflect the reclassification of leasehold land.

(b)   HKAS 32 and HKAS 39—Financial Instruments

Derivative financial instruments

In prior years, the Group entered into various derivative financial instruments to manage its commodity price and foreign currency exposures. From July 1, 2005, derivative financial instruments, including forward foreign currency contracts and aluminum forward contracts are initially recognised at fair value on the date on which a derivative contract is entered into and are subsequently re-measured at their fair values. Since the derivative financial instruments did not meet the criteria for hedge accounting, they are classified as financial assets or liabilities at fair value through profit or loss and changes in the fair value of any derivative instruments are recognised immediately in the income statement.

This change in accounting policy has had no effect on the consolidated income statement and retained profits. In accordance with the transitional provisions of HKAS 39, comparative amounts have not been restated.

(c)   HKFRS 3—Business Combinations and HKAS 36—Impairment of Assets

In prior years, goodwill arising on acquisitions prior to July 1, 2001 was eliminated against the consolidated capital reserve in the year of acquisition and was not recognised in the consolidated income statement until disposal or impairment of the acquired business.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

2.2   IMPACT OF NEW AND REVISED HONG KONG FINANCIAL REPORTING STANDARDS

(c)   HKFRS 3—Business Combinations and HKAS 36—Impairment of Assets (continued)

In accordance with the transitional provision of HKFRS 3, goodwill previously eliminated against the consolidated capital reserve remains eliminated against the consolidated capital reserve and is not recognised in the income statement when all or part of the business to which the goodwill relates is disposed of or when a cash-generating unit to which the goodwill relates becomes impaired.

This change in accounting policy has had no significant effect on the consolidated financial statements. In accordance with HKFRS 3, the accounting policy applied in respect of goodwill relating to acquisitions for which the agreement date is on or after January 1, 2005 is explained in note 2.4 in the financial statements.

2.3   IMPACT OF ISSUED BUT NOT YET EFFECTIVE HONG KONG FINANCIAL REPORTING STANDARDS

The Group has not applied the following new and revised HKFRSs, that have been issued but are not yet effective, in these financial statements. Unless otherwise stated, these HKFRSs are effective for annual periods beginning on July 1, 2006:

HKAS 1 Amendment	Capital Disclosures
HKAS 19 Amendment	Actuarial Gains and Losses, Group Plans and Disclosures
HKAS 39 Amendment	Cash Flow Hedge Accounting of Forecast Intragroup Transactions
HKAS 39 Amendment	The Fair Value Option
HKAS 39 & HKFRS 4 Amendments	Financial Guarantee Contracts
HKFRS 7	Financial Instruments: Disclosures

The HKAS 1 Amendment shall be applied for annual periods beginning on July 1, 2007. The revised standard will affect the disclosures about qualitative information about the Group’s objective, policies and processes for managing capital; quantitative data about what the Company regards as capital; and compliance with any capital requirements and the consequences of any non-compliance.

HKFRS 7 requires disclosures relating to financial instruments and incorporates many of the disclosure requirements of HKAS 32 relating to financial instruments. This HKFRS shall be applied for annual periods beginning on July 1, 2007.

In accordance with the amendments to HKAS 39 regarding financial guarantee contracts, financial guarantee contracts are initially recognised at fair value and are subsequently measured at the higher of (i) the amount determined in accordance with HKAS 37 and (ii) the amount initially recognised, less, when appropriate, cumulative amortisation recognised in accordance with HKAS 18.

Except as stated above, the Group expects that the adoption of the pronouncements listed above will not have any significant impact on the Group’s financial statements in the period of initial application.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

2.4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Subsidiaries

A subsidiary is an entity whose financial and operating policies the Company controls, directly or indirectly, so as to obtain benefits from its activities.

The results of subsidiaries are included in the Company’s income statement to the extent of dividends received and receivable. The Company’s interests in subsidiaries are stated at cost less any impairment losses.

Joint ventures

A joint venture is an entity set up by contractual arrangement, whereby the Group and other parties undertake an economic activity. The joint venture operates as a separate entity in which the Group and the other parties have an interest.

The joint venture agreement between the venturers stipulates the capital contributions of the joint venture parties, the duration of the joint venture entity and the basis on which the assets are to be realised upon its dissolution. The profits and losses from the joint venture’s operations and any distributions of surplus assets are shared by the venturers, either in proportion to their respective capital contributions, or in accordance with the terms of the joint venture agreement.

A joint venture is treated as:

(a)          a subsidiary, if the Group has unilateral control, directly or indirectly, over the joint venture;

(b)         a jointly-controlled entity, if the Group does not have unilateral control, but has joint control, directly or indirectly, over the joint venture;

(c)          an associate, if the Group does not have unilateral or joint control, but holds, directly or indirectly, generally not less than 20% of the joint venture’s registered capital and is in a position to exercise significant influence over the joint venture; or

(d)         an equity investment accounted for in accordance with HKAS 39, if the Group holds, directly or indirectly, less than 20% of the joint venture’s registered capital and has neither joint control of, nor is in a position to exercise significant influence over, the joint venture.

An associate is an entity, not being a subsidiary, in which the Group has a long term interest of generally not less than 20% of the equity voting rights and over which it is in a position to exercise significant influence.

The Group’s share of the post-acquisition results and reserves of associates is included in the consolidated income statement and consolidated reserves, respectively. The Group’s interests in associates are stated in the consolidated balance sheet at the Group’s share of net assets under the equity method of accounting, less any impairment losses.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

2.4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Goodwill

Goodwill arising on the acquisition of subsidiaries represents the excess of the cost of the business combination over the Group’s interest in the net fair value of the acquirees’ identifiable assets acquired, and liabilities and contingent liabilities assumed as at the date of acquisition.

Goodwill on acquisitions for which the agreement date is on or after January 1, 2005

Goodwill arising on acquisition is recognised in the consolidated balance sheet as an asset, initially measured at cost and subsequently at cost less any accumulated impairment losses.

The carrying amount of goodwill is reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may be impaired.

For the purpose of impairment testing, goodwill acquired in a business combination is, from the acquisition date, allocated to each of the Group’s cash-generating units, or groups of cash-generating units, that are expected to benefit from the synergies of the combination, irrespective of whether other assets or liabilities of the Group are assigned to those units or groups of units. Each unit or group of units to which the goodwill is so allocated:

•       represents the lowest level within the Group at which the goodwill is monitored for internal management purposes; and

•       is not larger than a segment based on either the Group’s primary or the Group’s secondary reporting format determined in accordance with HKAS 14 “Segment Reporting”.

Impairment is determined by assessing the recoverable amount of the cash-generating unit (group of cash-generating units) to which the goodwill relates. Where the recoverable amount of the cash-generating unit (group of cash-generating units) is less than the carrying amount, an impairment loss is recognised.

Where goodwill forms part of a cash-generating unit (group of cash-generating units) and part of the operation within that unit is disposed of, the goodwill associated with the operation disposed of is included in the carrying amount of the operation when determining the gain or loss on disposal of the operation. Goodwill disposed of in this circumstance is measured based on the relative values of the operation disposed of and the portion of the cash-generating unit retained.

An impairment loss recognised for goodwill is not reversed in a subsequent period.

Goodwill previously eliminated against the consolidated reserves

Prior to the adoption of Hong Kong Statement of Standard Accounting Practice (“SSAP”) 30 “Business Combinations” in 2001, goodwill arising on acquisition was eliminated against the consolidated capital reserve in the year of acquisition. On the adoption of HKFRS 3, such goodwill remains eliminated against the consolidated capital reserve and is not recognised in the income statement when all or part of the business to which the goodwill relates is disposed of or when a cash-generating unit to which the goodwill relates becomes impaired. The amount remaining in the consolidated capital reserve is disclosed in note 13 to the financial statements.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

2.4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impairment of assets

Where an indication of impairment exists, or when annual impairment testing for an asset is required (other than financial assets, inventories, deferred tax assets and goodwill), the asset’s recoverable amount is estimated. An asset’s recoverable amount is calculated as the higher of the asset’s or cash-generating unit’s value in use and its fair value less costs to sell, and is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or groups of assets, in which case, the recoverable amount is determined for the cash-generating unit to which the asset belongs.

An impairment loss is recognised only if the carrying amount of an asset exceeds its recoverable amount. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. An impairment loss is charged to the income statement in the period in which it arises.

An assessment is made at each reporting date as to whether there is any indication that previously recognised impairment losses may no longer exist or may have decreased. If such indication exists, the recoverable amount is estimated. A previously recognised impairment loss of an asset other than goodwill is reversed only if there has been a change in the estimates used to determine the recoverable amount of that asset, however not to an amount higher than the carrying amount that would have been determined (net of any depreciation/amortisation), had no impairment loss been recognised for the asset in prior years. A reversal of such impairment loss is credited to the income statement in the period in which it arises.

Related parties

A party is considered to be related to the Group if the party:

(a)          directly or indirectly through one or more intermediaries, (i) controls, is controlled by, or is under common control with, the Group; (ii) has an interest in the Group that gives it significant influence over the Group; or (iii) has joint control over the Group;

(b)         is an associate;

(c)          is a jointly-controlled entity;

(d)         is a member of the key management personnel of the Group or its holding companies;

(e)          is a close member of the family of any individual referred to in (a) or (d);

(f)            is an entity that is controlled, jointly controlled or significantly influenced by or for which significant voting power in such entity resides with, directly or indirectly, any individual referred to in (d) or (e); or

(g)          is a post-employment benefit plan for the benefit of the employees of the Group, or of any entity that is a related party of the Group.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

2.4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, plant and equipment and depreciation

Property, plant and equipment, other than construction in progress, are stated at cost less accumulated depreciation and any impairment losses. The cost of an item of property, plant and equipment comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Expenditure incurred after items of property, plant and equipment have been put into operation, such as repairs and maintenance, is normally charged to the income statement in the period in which it is incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of an item of property, plant and equipment, and where the cost of the item can be measured reliably, the expenditure is capitalised as an additional cost of that asset or as a replacement.

Depreciation is calculated on the straight-line basis to write off the cost of each item of property, plant and equipment to its residual value over its estimated useful life. The principal annual rates used for this purpose are as follows:

Buildings	• 5% or over lease terms, whichever is shorter
Plant and machinery	• 6.25%
Moulds	• 12.5% to 20%
Furniture and fixtures	• 10%
Office equipment	• 16.67%
Motor vehicles	• 16.67%

Where parts of an item of property, plant and equipment have different useful lives, the cost of that item is allocated on a reasonable basis among the parts and each part is depreciated separately.

Residual values, useful lives and depreciation method are reviewed, and adjusted if appropriate, at each balance sheet date.

An item of property, plant and equipment is derecognised upon disposal or when no future economic benefits are expected from its use or disposal. Any gain or loss on disposal or retirement recognised in the income statement in the year the asset is derecognised is the difference between the net sales proceeds and the carrying amount of the relevant asset.

Construction in progress represents the costs incurred in connection with the construction of property, plant and equipment less any impairment losses and is not depreciated. Cost comprises the direct costs incurred during the period of construction and installation and capitalised borrowing costs on related borrowed funds during the period of construction. Construction in progress is reclassified to the appropriate category of property, plant and equipment when completed and ready for use.

Leases

Leases that transfer substantially all the rewards and risks of ownership of assets to the Group, other than legal title, are accounted for as finance leases. At the inception of a finance lease, the cost of the leased asset is capitalised at the present value of the minimum lease payments and recorded together with

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

2.4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases (continued)

the obligation, excluding the interest element, to reflect the purchase and financing. Assets held under capitalised finance leases are included in property, plant and equipment, and depreciated over the shorter of the lease terms and the estimated useful lives of the assets. The finance costs of such leases are charged to the income statement so as to provide a constant periodic rate of charge over the lease terms.

Assets acquired through hire purchase contracts of a financing nature are accounted for as finance leases, but are depreciated over their estimated useful lives.

Leases where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Where the Group is the lessor, assets leased by the Group under operating leases are included in non-current assets, and rentals receivable under the operating leases are credited to the income statement on the straight-line basis over the lease terms. Where the Group is the lessee, rentals payable under the operating leases are charged to the income statement on the straight-line basis over the lease terms.

Prepaid land lease payments under operating leases are initially stated at cost and subsequently recognised on the straight-line basis over the lease terms.

Investments and other financial assets (applicable to the year ended June 30, 2006)

Financial assets in the scope of HKAS 39 are classified as either financial assets at fair value through profit or loss and loans and receivables as appropriate. When financial assets are recognised initially, they are measured at fair value, plus, in the case of investments not at fair value through profit or loss, directly attributable transaction costs. The Group determines the classification of its financial assets after initial recognition and, where allowed and appropriate, re-evaluates this designation at the balance sheet date.

All regular way purchases and sales of financial assets are recognised on the trade date, i.e., the date that the Group commits to purchase the asset. Regular way purchases or sales are purchases or sales of financial assets that require delivery of assets within the period generally established by regulation or convention in the marketplace.

Financial assets at fair value through profit or loss

Financial assets classified as held for trading are included in the category “financial assets at fair value through profit or loss”. Financial assets are classified as held for trading if they are acquired for the purpose of sale in the near term. Derivatives are also classified as held for trading unless they are designated and effective hedging instruments. Gains or losses on investments held for trading are recognised in the income statement.

Loans and receivables

Loans and receivables are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Such assets are carried at amortised cost using the effective interest method. Gains and losses are recognised in the income statement when the loans and receivables are derecognised or impaired, as well as through the amortisation process.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

2.4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments and other financial assets (applicable to the year ended June 30, 2006) (continued)

Fair value

The fair value of investments that are actively traded in organised financial markets is determined by reference to quoted market bid prices at the close of business at the balance sheet date. For investments where there is no active market, fair value is determined using valuation techniques. Such techniques include using recent arm’s length market transactions; reference to the current market value of another instrument which is substantially the same; a discounted cash flow analysis; and option pricing models.

Impairment of financial assets (applicable to the year ended June 30, 2006)

The Group assesses at each balance sheet date whether there is any objective evidence that a financial asset or a group of financial assets is impaired.

Assets carried at amortised cost

If there is objective evidence that an impairment loss on loans and receivables carried at amortised cost has been incurred, the amount of the loss is measured as the difference between the asset’s carrying amount and the present value of estimated future cash flows (excluding future credit losses that have not been incurred) discounted at the financial asset’s original effective interest rate (i.e., the effective interest rate computed at initial recognition). The carrying amount of the asset is reduced either directly or through the use of an allowance account. The amount of the impairment loss is recognised in the income statement.

The Group first assesses whether objective evidence of impairment exists individually for financial assets that are individually significant, and individually or collectively for financial assets that are not individually significant. If it is determined that no objective evidence of impairment exists for an individually assessed financial asset, whether significant or not, the asset is included in a group of financial assets with similar credit risk characteristics and that group is collectively assessed for impairment. Assets that are individually assessed for impairment and for which an impairment loss is or continues to be recognised are not included in a collective assessment of impairment.

If, in a subsequent period, the amount of the impairment loss decreases and the decrease can be related objectively to an event occurring after the impairment was recognised, the previously recognised impairment loss is reversed. Any subsequent reversal of an impairment loss is recognised in the income statement, to the extent that the carrying value of the asset does not exceed its amortised cost at the reversal date.

Derecognition of financial assets (applicable to the year ended June 30, 2006)

A financial asset (or, where applicable, a part of a financial asset or part of a group of similar financial assets) is derecognised where:

•       the rights to receive cash flows from the asset have expired;

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

2.4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derecognition of financial assets (applicable to the year ended June 30, 2006) (continued)

•       the Group retains the rights to receive cash flows from the asset, but has assumed an obligation to pay in full without material delay to a third party under a “pass-through” arrangement; or

•       the Group has transferred its rights to receive cash flows from the asset and either (a) has transferred substantially all the risks and rewards of the asset, or (b) has neither transferred nor retained substantially all the risks and rewards of the asset, but has transferred control of the asset.

Where the Group has transferred its rights to receive cash flows from an asset and has neither transferred nor retained substantially all the risks and rewards of the asset nor transferred control of the asset, the asset is recognised to the extent of the Group’s continuing involvement in the asset. Continuing involvement that takes the form of a guarantee over the transferred asset is measured at the lower of the original carrying amount of the asset and the maximum amount of consideration that the Group could be required to repay.

Where continuing involvement takes the form of a written and/or purchased option (including a cash-settled option or similar provision) on the transferred asset, the extent of the Group’s continuing involvement is the amount of the transferred asset that the Group may repurchase, except in the case of a written put option (including a cash-settled option or similar provision) on an asset measured at fair value, where the extent of the Group’s continuing involvement is limited to the lower of the fair value of the transferred asset and the option exercise price.

Interest-bearing loans and borrowings

All loans and borrowings are initially recognised at the fair value of the consideration received less directly attributable transaction costs.

After initial recognition, interest-bearing loans and borrowings are subsequently measured at amortised cost using the effective interest method.

Gains and losses are recognised in net profit or loss when the liabilities are derecognised as well as through the amortisation process.

Derecognition of financial liabilities (applicable to the year ended June 30, 2006)

A financial liability is derecognised when the obligation under the liability is discharged or cancelled, or expires.

When an existing financial liability is replaced by another from the same lender on substantially different terms, or the terms of an existing liability are substantially modified, such an exchange or modification is treated as a derecognition of the original liability and a recognition of a new liability, and the difference between the respective carrying amounts is recognised in the income statement.

Derivative financial instruments and hedging (applicable to the year ended June 30, 2006)

The Group uses derivative financial instruments such as forward currency contracts to hedge its risks associated with foreign currency fluctuations. Such derivative financial instruments are initially recognised

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

2.4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative financial instruments and hedging (applicable to the year ended June 30, 2006) (continued)

at fair value on the date on which a derivative contract is entered into and are subsequently remeasured at fair value. Derivatives are carried as assets when the fair value is positive and as liabilities when the fair value is negative.

Any gains or losses arising from changes in fair value on derivatives that do not qualify for hedge accounting are taken directly to the income statement for the year.

The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

Inventories

Inventories are stated at the lower of cost and net realisable value. Cost is determined on the weighted average basis and, in the case of work in progress and finished goods, comprises direct materials, direct labour and an appropriate proportion of overheads. Net realisable value is based on estimated selling prices less any estimated costs to be incurred to completion and disposal.

Government grants

Government grants are recognised at their fair value where there is reasonable assurance that the grant will be received and all attaching conditions will be complied with. When the grant relates to an expense item, it is recognised as income over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate. Where the grant relates to an asset, the fair value is deducted from the carrying amount of the asset and released to the income statement by way of a reduced depreciation charge.

Revenue recognition

Revenue is recognised when it is probable that the economic benefits will flow to the Group and when the revenue can be measured reliably, on the following bases:

(a)          from the sale of goods, when the significant risks and rewards of ownership have been transferred to the buyer, provided that the Group maintains neither managerial involvement to the degree usually associated with ownership, nor effective control over the goods sold;

(b)         service income from the rendering of design and testing services, on an accrual basis when the services are rendered;

(c)          interest income, an accrual basis using the effective interest method by applying the rate that discounts the estimated future cash receipts through the expected life of the financial instrument to the net carrying amount of the financial asset;

(d)         dividend income, when the shareholder’s right to receive payment has been established; and

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

2.4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition (continued)

(e)          net gains or losses on forward contracts, in respect of all open contracts existing at the balance sheet date by translating the contract amounts at the prices ruling at the balance sheet date, and on all closed positions on the trade date basis.

Dividends

Final dividends proposed by the directors are classified as a separate allocation of retained profits within the equity section of the balance sheet, until they have been approved by the shareholders in a general meeting. When these dividends have been approved by the shareholders and declared, they are recognised as a liability.

Interim dividends are simultaneously proposed and declared, because the Company’s Bye-Laws grant the directors the authority to declare interim dividends. Consequently, interim dividends are recognised immediately as a liability when they are proposed and declared.

Employee benefits

Paid leave carried forward

The Group provides paid annual leave to its employees under their employment contracts on a calendar year basis. Under certain circumstances, such leave which remains untaken as at the balance sheet date is permitted to be carried forward and utilised by the respective employees in the following year. An accrual is made at the balance sheet date for the expected future cost of such paid leave earned during the year by the employees and carried forward.

Long service payments

Certain of the Group’s employees have completed the required number of years of service to the Group in order to be eligible for long service payments under the Hong Kong Employment Ordinance in the event of the termination of their employment. The Group is liable to make such payments in the event that such a termination of employment meets the circumstances specified in the Hong Kong Employment Ordinance.

A provision is recognised in respect of the probable future long service payments expected to be made. The provision is based on the best estimate of the probable future payments which have been earned by the employees from their services to the Group to the balance sheet date.

Pension schemes

The Group operates a defined contribution Mandatory Provident Fund retirement benefits scheme (the “MPF Scheme”) under the Mandatory Provident Fund Schemes Ordinance for those employees who are eligible to participate in the MPF Scheme. Contributions are made based on a percentage of the employees’ basic salaries and are charged to the income statement as they become payable in accordance with the rules of the MPF Scheme. The assets of the MPF Scheme are held separately from those of the Group in an independently administered fund. The Group’s employer contributions vest fully with the

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

2.4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee benefits (continued)

employees when contributed into the MPF Scheme, except for the Group’s employer voluntary contributions, which are refunded to the Group when an employee leaves employment prior to the contributions vesting fully, in accordance with the rules of the MPF Scheme.

The employees of the Group’s subsidiaries which operate in Mainland China (the “PRC”) are required to participate in a central pension scheme operated by the local municipal government, the assets of which are held separately from those of the Group. These PRC subsidiaries are required to contribute certain percentage of their respective payroll costs to the central pension scheme, which are charged to the income statement as they become payable, in accordance with the rules of the scheme. The employer contributions vest fully once they are made.

Income tax

Income tax comprises current and deferred tax. Income tax is recognised in the income statement, or in equity if it relates to items that are recognised in the same or a different period directly in equity.

Current tax assets and liabilities for the current and prior periods are measured at the amount expected to be recovered from or paid to the taxation authorities.

Deferred tax is provided, using the liability method, on all temporary differences at the balance sheet date between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

Deferred tax liabilities are recognised for all taxable temporary differences, except:

•       where the deferred tax liability arises from goodwill or the initial recognition of an asset or liability in a transaction that is not a business combination and, at the time of the transaction, affects neither the accounting profit nor taxable profit or loss; and

•       in respect of taxable temporary differences associated with investments in subsidiaries and associates, where the timing of the reversal of the temporary differences can be controlled and it is probable that the temporary differences will not reverse in the foreseeable future.

Deferred tax assets are recognised for all deductible temporary differences, carryforward of unused tax credits and unused tax losses, to the extent that it is probable that taxable profit will be available against which the deductible temporary differences, and the carryforward of unused tax credits and unused tax losses can be utilised except:

•       where the deferred tax asset relating to the deductible temporary differences arises from the initial recognition of an asset or liability in a transaction that is not a business combination and, at the time of the transaction, affects neither the accounting profit nor taxable profit or loss; and

•       in respect of deductible temporary differences associated with investments in subsidiaries and associates, deferred tax assets are only recognised to the extent that it is probable that the temporary differences will reverse in the foreseeable future and taxable profit will be available against which the temporary differences can be utilised.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

2.4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Tax (continued)

The carrying amount of deferred tax assets is reviewed at each balance sheet date and reduced to the extent that it is no longer probable that sufficient taxable profit will be available to allow all or part of the deferred tax asset to be utilised. Conversely, previously unrecognised deferred tax assets are reassessed at each balance sheet date and are recognised to the extent that it is probable that sufficient taxable profit will be available to allow all or part of the deferred tax asset to be utilised.

Deferred tax assets and liabilities are measured at the tax rates that are expected to apply to the period when the asset is realised or the liability is settled, based on tax rates (and tax laws) that have been enacted or substantively enacted at the balance sheet date.

Deferred tax assets and deferred tax liabilities are offset, if a legally enforceable right exists to set off current tax assets against current tax liabilities and the deferred taxes relate to the same taxable entity and the same taxation authority.

Intangible assets (other than goodwill)

The useful lives of intangible assets are assessed to be either finite or indefinite. Intangible assets with finite lives are amortised over the useful economic life and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The amortisation period and the amortisation method for an intangible asset with a finite useful life are reviewed at least at each balance sheet date.

Research and development costs

All research costs are charged to the income statement as incurred.

Expenditure incurred on projects to develop new products is capitalised and deferred only when the Group can demonstrate the technical feasibility of completing the intangible asset so that it will be available for use or sale, its intention to complete and its ability to use or sell the asset, how the asset will generate future economic benefits, the availability of resources to complete the project and the ability to measure reliably the expenditure during the development. Product development expenditure which does not meet these criteria is expensed when incurred.

Deferred development costs are stated at cost less any impairment losses and are amortised using the straight-line basis over the commercial lives of the underlying products not exceeding five years, commencing from the date when the products are put into commercial production.

Borrowing costs

Borrowing costs directly attributable to the acquisition, construction or production of qualifying assets, i.e., assets that necessarily take a substantial period of time to get ready for their intended use or sale, are capitalised as part of the cost of those assets. The capitalisation of such borrowing costs ceases when the assets are substantially ready for their intended use or sale. Investment income earned on the temporary investment of specific borrowings pending their expenditure on qualifying assets is deducted from the borrowing costs capitalised.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

2.4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Borrowing costs (continued)

These financial statements are presented in Hong Kong dollars, which is the Company’s functional and presentation currency. Each entity in the Group determines its own functional currency and items included in the financial statements of each entity are measured using that functional currency. Foreign currency transactions are initially recorded using the functional currency rates ruling at the date of the transactions. Monetary assets and liabilities denominated in foreign currencies are retranslated at the functional currency rates of exchange ruling at the balance sheet date. All differences are taken to the income statement. Non-monetary items that are measured in terms of historical cost in a foreign currency are translated using the exchange rates at the dates of the initial transactions. Non-monetary items measured at fair value in a foreign currency are translated using the exchange rates at the date when the fair value was determined.

The functional currencies of certain overseas subsidiaries and associates are currencies other than the Hong Kong dollar. As at the balance sheet date, the assets and liabilities of these entities are translated into the presentation currency of the Company at the exchange rates ruling at the balance sheet date and, their income statements are translated into Hong Kong dollars at the weighted average exchange rates for the year. The resulting exchange differences are included in the exchange fluctuation reserve account. On disposal of a foreign entity, the deferred cumulative amount recognised in the exchange fluctuation reserve account relating to that particular foreign operation is recognised in the income statement.

For the purpose of the consolidated cash flow statement, the cash flows of overseas subsidiaries are translated into Hong Kong dollars at the exchange rates ruling at the dates of the cash flows. Frequently recurring cash flows of overseas subsidiaries which arise throughout the year are translated into Hong Kong dollars at the weighted average exchange rates for the year.

Provisions

A provision is recognised when a present obligation (legal or constructive) has arisen as a result of a past event and it is probable that a future outflow of resources will be required to settle the obligation, provided that a reliable estimate can be made of the amount of the obligation.

When the effect of discounting is material, the amount recognised for a provision is the present value at the balance sheet date of the future expenditures expected to be required to settle the obligation. The increase in the discounted present value amount arising from the passage of time is included in finance costs in the income statement.

Cash and cash equivalents

For the purpose of the consolidated cash flow statement, cash and cash equivalents comprise cash on hand and demand deposits, and short term highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, and have a short maturity of generally within three months when acquired, less bank overdrafts which are repayable on demand and form an integral part of the Group’s cash management.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

2.4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents (continued)

For the purpose of the consolidated balance sheet, cash and bank balances comprise cash on hand and at banks, including term deposits, which are not restricted as to use.

3.   SIGNIFICANT ACCOUNTING ESTIMATES

Estimation uncertainty

The key assumptions concerning the future and other key sources of estimation uncertainty at the balance sheet date, that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year, are discussed below.

Provision for obsolete inventories

The management of the Group reviews the aged analysis at each balance sheet date, and makes allowance for obsolete and slow-moving inventory items identified that are no longer suitable for use in production and sale. The management estimates the net realisable value for such finished goods and work in progress based primarily on the latest invoice prices and current market conditions.

Impairment allowances for bad and doubtful debts

Impairment allowances for bad and doubtful debts are made based on assessment of the recoverability of trade receivables and other receivables. The identification of doubtful debts requires management judgement and estimates. Where the actual outcome or expectation in future is different from the original estimate, such differences will impact the carrying value of the receivables and doubtful debt expenses/write-back in the period in which such estimate has been changed.

4.   RELATED PARTY TRANSACTIONS

(a)          The Group had the following transactions with related parties during each of the three years ended June 30, 2006 in addition to those disclosed elsewhere in the financial statements:

	Notes	2006	2005	2004
		HK$’000	HK$’000	HK$’000
Sales of finished goods to a shareholder: Indalex Aluminum Solutions Group (“IASG”)	(i)	302,539	139,234	102,617
Sales of finished goods to a company of which a director of a non wholly-owned subsidiary is also a director	(ii)	8,054	10,805	14,241
Sales of raw materials to a fellow subsidiary	(iii)	20,258	—	—
Sales of finished goods to fellow subsidiaries	(iii)	12,367	—	—

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

4.   RELATED PARTY TRANSACTIONS (Continued)

(a)          The Group had the following transactions with related parties during each of the three years ended June 30, 2006 in addition to those disclosed elsewhere in the financial statements: (continued)

	Notes		2006	2005	2004
			HK$’000	HK$’000	HK$’000
Sales of items of property, plant and equipment to fellow subsidiaries	(iii	)	22,908	—	—
Purchases of items of property, plant and equipment from a fellow subsidiary	(iii	)	49,350	—	—
Deposit received from a related company	(iv	)	—	—	25,424
Purchases of items of property, plant and equipment from IASG	(i	)	—	—	778
Consultancy fee paid to a former director of the Company	(v	)	—	—	1,228
Interest income received from minority equity holders of two non wholly-owned subsidiaries	(vi	)	—	6,748	—

In addition to the foregoing, management fees in the amount of HK$16,330,000 (2005: HK$16,330,000; 2004: HK$16,330,000) were paid during the year ended June 30, 2006 by the Company and certain of its subsidiaries, which are wholly-owned by the Company, to Asia Aluminum Management Limited, a fellow subsidiary of the Company. These management fees were paid on a cost-recovery basis.

Notes:

          (i) IASG comprises companies associated with Indalex UK Limited (“Indalex”), a company which became the minority shareholder of the Company upon the acquisition of a 26.2% equity interest in the Company on 8 June 2001. The directors of the Company consider that these transactions were made according to prices and other terms similar to those offered to unrelated customers of the Group.

      (ii) The directors of the Company consider that the sale of finished goods to a company, of which a director of a non wholly-owned subsidiary is also a director, were made according to prices and other terms similar to those offered to unrelated customers of the Group.

  (iii) The directors of the Company consider that these transactions were made according to prices and other terms similar to those offered to/from unrelated customers/suppliers of the Group.

    (iv) The deposit was received in respect of sale of finished goods to be made. The directors of the Company consider that the sales to be made were according to prices and other terms similar to those offered to unrelated customers of the Group.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

4.   RELATED PARTY TRANSACTIONS (Continued)

        (v) Pursuant to a service agreement between the Group and a former director of the Company on August 8, 2003, the consultancy fee was charged at a monthly rate of HK$107,000. The directors of the Company consider that the monthly consultancy fee was based on normal commercial terms.

    (vi) The interest was received in respect of amounts due from minority equity holders of subsidiaries at a fixed rate of 7.2% per annum.

Each of Guangdong Nanhua Aluminium Factory Co., Ltd. (“Guangdong Nanhua”) and Foshan Nanhai Hongjia Aluminium Materials and Stainless Steel Co., Ltd. (“Hongjia Aluminum”), the minority equity holders of two subsidiaries of the Group, has granted the Group the right to use certain underlying parcels of land and buildings on a rent-free basis. Based on the legal advice, the directors of the Company consider that the above arrangement is valid and legally binding under the prevailing PRC applicable law and regulations.

At June 30, 2005, cash maintained with bank accounts in the PRC under the name of associates of two directors held on behalf of the Group amounted to HK$71,000.

(b)   Compensation of key management personnel of the Group:

	2006	2005	2004
	HK$’000	HK$’000	HK$’000
Short term employee benefits	9,919	8,533	7,801
Post-employment benefits	—	—	—
Share-based payments	—	—	—
Total compensation paid to key management personnel	9,919	8,533	7,801

Further details of directors’ emoluments are included in note 6 to the financial statements.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

5.   REVENUE, OTHER INCOME AND GAINS, NET

Revenue, which is also the Group’s turnover, represents the aggregate of net invoiced amounts, after allowances for returns and trade discounts, from the sale of goods, the provision of design and testing services for aluminum products and other business.

An analysis of the Group’s revenue, other income and gains, net is as follows:

	2006	2005	2004
	HK$’000	HK$’000	HK$’000
Revenue:
Manufacture and sale of aluminum extrusion products	3,775,414	3,225,784	2,493,619
Manufacture and sale of stainless steel products	123,153	116,978	353,057
Manufacture and sale of aluminum panels	7,066	59,345	74,867
Provision of design and testing services for aluminum products	1,707	6,693	16,939
	3,907,340	3,408,800	2,938,482
Other income and gains, net:
Interest income	16,847	17,214	11,902
Net gains on trading of forward contracts:
Realised gains	—	5,543	38,849
Unrealised gains/(losses)	—	3,122	(3,266)
Fair value losses on trading of forward contracts, net	(31,152)	—	—
Management fee income from other AAIL group companies	10,800	10,800	10,800
Sales of scrap materials	10,621	5,748	3,809
Exchange gains, net	14,378	—	—
Sundry income	9,014	14,373	3,290
	30,508	56,800	65,384
	3,937,848	3,465,600	3,003,866

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

6.   PROFIT BEFORE TAX

The Group’s profit before tax is arrived at after charging/(crediting) the following:

	2006	2005	2004
	HK$’000	HK$’000	HK$’000
		(Restated)	(Restated)
Cost of inventories sold*	3,090,306	2,620,737	2,237,284
Cost of services provided	1,201	1,138	2,880
Depreciation of property, plant and equipment*	130,423	127,787	95,140
Amortisation of a prepaid land lease payment	157	154	154
Directors’ remuneration:
Fee	—	—	—
Other emoluments	4,875	3,799	5,437
Employee benefits expense (excluding directors’ emoluments):
Salaries and wages	115,908	101,046	92,817
Pension scheme contributions	344	369	355
	116,252	101,415	93,172
Auditors’ remuneration	3,567	2,249	1,850
Impairment/(write-back of impairment) for doubtful debts, net	(9,097)	(1,600)	24,040
Minimum lease payments under operating leases on land and buildings	9,794	9,062	10,955
Loss on disposal/write-off of items of property, plant and equipment, net*	28,641	16,040	14,092
Exchange losses/(gains), net	(14,378)	(806)	230

                 * Out of the total depreciation charge of HK$130,423,000 (2005: HK$127,787,000; 2004: HK$95,140,000), an amount of HK$101,517,000 (2005: HK$98,215,000; 2004: HK$72,494,000) has been included in the cost of inventories sold. The cost of inventories sold also included certain loss on disposal/write-off of items of property, plant and equipment, net of HK$14,334,000 (2005: HK$16,040,000; 2004: HK$14,092,000).

7.   FINANCE COSTS

	2006	2005	2004
	HK$’000	HK$’000	HK$’000
Interest on bank loans, overdrafts and other loans wholly repayable within five years	45,273	38,447	39,928
Interest on finance leases	18,490	3,825	165
Interest on loans from the immediate holding company	82,102	54,135	10,117
	145,865	96,407	50,210

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

8.   TAX

	2006	2005	2004
	HK$’000	HK$’000	HK$’000
Group:
Current—Hong Kong	—	—	—
Current—Mainland China	161,775	152,486	143,943
Deferred tax	—	(770)	(1,666)
Total tax charge for the year	161,775	151,716	142,277

No Hong Kong profits tax has been provided as there were no estimated assessable profits arising from the Group’s operations in Hong Kong during the year (2005: Nil; 2004: Nil). The statutory tax rate for Hong Kong profits tax is 17.5% (2005: 17.5%; 2004: 17.5%). Taxes on profits assessable elsewhere have been calculated at the applicable rates of tax in the jurisdictions in which the Group operates, based on existing legislation, interpretations and practices in respect thereof.

The statutory tax rate for the Mainland China corporate income tax is 33% (2005: 33%; 2004: 33%). Under the relevant laws and regulations in the Mainland China, certain subsidiaries (the “PRC Subsidiaries”) of the Company operating in the Mainland China are exempted from income tax for two years from their respective first profit-making year and are eligible for a 50% reduction in income tax for the following three years. During each of the three years ended June 30, 2006, provisions for income tax for these subsidiaries have been made at the applicable reduced rate for the PRC Subsidiaries.

A reconciliation of the tax expense applicable to profit before tax using the statutory rates for the countries in which the Company and its subsidiaries are domiciled to the tax expense at the effective tax rates is as follows:

	2006	2005	2004
	HK$’000	HK$’000	HK$’000
Profit before tax	437,156	515,557	487,297
Tax at the Mainland China’s statutory rate of 33%	144,261	170,134	160,808
Lower tax rate for Hong Kong and specific provinces in Mainland China	(31,514)	(40,667)	(32,209)
Income not subject to tax	(99)	(1,843)	(259)
Expenses not deductible for tax	48,331	23,391	13,719
Tax losses utilised from previous periods	—	—	(1,054)
Increase in unutilised tax losses carried forward	796	701	1,272
Tax charge at the Group’s effective rate	161,775	151,716	142,277

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

8.   TAX (Continued)

The movements of the principal components of the Group’s net deferred tax assets are as follows:

		Impairment	Fair value
	Accelerated	for	changes of
	depreciation	doubtful	forward
	allowances	debts	contracts	Total
	HK$’000	HK$’000	HK$’000	HK$’000
At July 1, 2003	—	—	—	—
Deferred tax credited/(charged) to the income statement during the year	(240)	1,379	527	1,666
At June 30, 2004 and July 1, 2004	(240)	1,379	527	1,666
Deferred tax credited/(charged) to the income statement during the year	101	1,787	(1,118)	770
At June 30, 2005 and July 1, 2005	(139)	3,166	(591)	2,436
Deferred tax credited/(charged) to the income statement during the year	—	—	—	—
At June 30, 2006	(139)	3,166	(591)	2,436

The Group has unrecognised tax losses arising in Hong Kong of HK$18,012,000 (2005: HK$18,517,000; 2004: HK$17,816,000) that are available indefinitely for offsetting against future taxable profits of companies in which the losses arose. Deferred tax assets have not been recognised in respect of these losses as they have arisen in subsidiaries that have been loss-making for some time.

9.   PROFIT ATTRIBUTABLE TO EQUITY HOLDERS OF THE COMPANY

The profit attributable to equity holders of the Company for the year ended June 30, 2006 dealt with in the financial statements of the Company was HK$230,076,000 (2005: loss of HK$76,605,000; 2004: profit of HK$143,812,000).

10.                               DIVIDENDS

	2006	2005	2004
	HK$’000	HK$’000	HK$’000
Interim:
HK$64.28 (2005: Nil; 2004: Nil) per ordinary share	151,748	—	—
Proposed final:
Nil (2005: Nil; 2004: HK$60.80) per ordinary share	—	—	143,549
	151,748	—	143,439

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

11.   PROPERTY, PLANT AND EQUIPMENT

			Plant,	Furniture
	Buildings	Construction	machinery	and	Office	Motor
	in the PRC	in progress	and moulds	fixtures	equipment	vehicles	Total
	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000
June 30, 2006
Cost:
At July 1, 2005 (restated)	200,204	498,354	1,251,726	36,174	25,077	47,320	2,058,855
Additions	3,774	745,264	80,120	373	1,174	5,828	836,533
Disposals	(972)	—	(44,675)	(271)	(73)	(3,924)	(49,915)
Write-off	(5,931)	—	(28,964)	(1,485)	—	—	(36,380)
Transfer from construction in progress	4,285	(7,081)	2,618	178	—	—	—
Exchange adjustments	4,295	6,801	25,300	767	496	921	38,580
At June 30, 2006	205,655	1,243,338	1,286,125	35,736	26,674	50,145	2,847,673
Accumulated depreciation:
At July 1, 2005 (restated)	78,663	—	491,290	12,716	21,670	38,942	643,281
Provided during the year	14,525	—	107,402	2,280	2,018	4,198	130,423
Write-back on disposals	—	—	(19,621)	(265)	—	(3,235)	(23,121)
Write-off	(3,985)	—	(5,058)	(169)	—	—	(9,212)
Exchange adjustments	1,679	—	9,969	274	428	769	13,119
At June 30, 2006	90,882	—	583,982	14,836	24,116	40,674	754,490
Net book value:
At June 30, 2006	114,773	1,243,338	702,143	20,900	2,558	9,471	2,093,183
At June 30, 2005 (restated)	121,541	498,354	760,436	23,458	3,407	8,378	1,415,574

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

11.   PROPERTY, PLANT AND EQUIPMENT (Continued)

			Plant,	Furniture
	Buildings	Construction	machinery	and	Office	Motor
	in the PRC	in progress	and moulds	fixtures	equipment	vehicles	Total
	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000
June 30, 2005
Cost:
At July 1, 2004 (restated)	186,159	8,368	1,166,229	35,778	22,863	43,187	1,462,584
Additions	10,883	503,220	96,563	396	2,214	4,133	617,409
Disposals	—	—	(335)	—	—	—	(335)
Write-off	—	—	(20,803)	—	—	—	(20,803)
Transfer from construction in progress	3,162	(13,234)	10,072	—	—	—	—
At June 30, 2005	200,204	498,354	1,251,726	36,174	25,077	47,320	2,058,855
Accumulated depreciation:
At July 1, 2004 (restated)	64,975	—	393,554	10,509	19,797	31,748	520,583
Provided during the year (restated)	13,688	—	102,825	2,207	1,873	7,194	127,787
Write-back on disposals	—	—	(143)	—	—	—	(143)
Write-off	—	—	(4,946)	—	—	—	(4,946)
At June 30, 2005	78,663	—	491,290	12,716	21,670	38,942	643,281
Net book value:
At June 30, 2005 (restated)	121,541	498,354	760,436	23,458	3,407	8,378	1,415,574
At June 30, 2004 (restated)	121,184	8,368	772,675	25,269	3,066	11,439	942,001

The buildings are erected on land situated in the PRC under operating leases which expire between the years 2011 and 2016.

At June 30, 2006, certain items of property, plant and equipment, mainly buildings in the PRC and plant and machinery, with a total net book value of approximately HK$4,549,000 (2005: HK$4,892,000) and HK$19,064,000 (2005: HK$20,265,000), respectively, were pledged as security for certain banking facilities granted to the Group as set out in notes 23 and 24 to the financial statements.

The net book value of assets held under finance leases included in the total amount of property, plant and equipment at June 30, 2006 amounted to HK$353,715,000 (2005: HK$173,208,000).

During the year, certain plant and machinery and buildings in the PRC, amounting to HK$12,361,000 and HK$1,946,000, respectively, were written off because of the termination plan of aluminum panel operation.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

12.   PREPAID LAND LEASE PAYMENT

	2006	2005
	HK$’000	HK$’000
		(Restated)
Cost:
At the beginning of the year
As previously reported	—	—
Effect of adopting HKAS 17	3,049	3,049
As restated	3,049	3,049
Exchange adjustment	65	—
At June 30,	3,114	3,049
Amortisation:
At the beginning of the year
As previously reported	—	—
Effect of adopting HKAS 17	283	129
As restated	283	129
Recognised during the year	157	154
Exchange adjustment	6	—
At June 30,	446	283
Carrying amount at June 30,	2,668	2,766
Current portion included in prepayments, deposits and other receivables	(157)	(154)
Non-current portion	2,511	2,612

The prepaid land lease payment is held under a medium term lease and is situated in the PRC.

At June 30, 2006, certain item of land in the PRC with a net book value of approximately HK$2,668,000 (2005: HK$2,766,000) was pledged as security for the Group’s bank loan amounting to HK$23,558,000 (2005: HK$23,540,000), as further detailed in note 24 to financial statements.

Pursuant to an agreement and a supplementary agreement entered into between AAHL and the local bureau of High-Tech Development Zone of Zhaoqing City, Guangdong Province, the PRC (“Zhaoqing City”) in prior years, AAHL has agreed to acquire 50 years’ land use rights to 10,300 mu (approximately 6,867,000 square metres) of land located in the High-Tech Development Zone at an aggregate consideration of RMB288,400,000 (approximately HK$271,600,000). In turn, the local bureau of Zhaoqing City has agreed to refund the whole consideration of RMB288,400,000 to AAHL or its subsidiaries as compensation for the construction cost of basic infrastructure incurred by AAHL or its subsidiaries. During the year ended June 30, 2006, AAHL assigned the right to acquire 1,115 mu of the land use rights to the Group.

Accordingly, as at June 30 2006, the Group has paid consideration of RMB31,220,000 (approximately HK$30,019,000), obtaining 1,115 mu of land use rights and its related certificate. The local bureau of Zhaoqing City had refunded the same amount to the Group.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

13.   GOODWILL

As further detailed in note 2.2 to the financial statements, the Group applied the transitional provisions of HKFRS 3 that permitted goodwill in respect of business combinations which occurred prior to 2001, to remain eliminated against the consolidated capital reserve. The amount of goodwill remaining in the consolidated capital reserve arising from the acquisition of subsidiaries prior to the adoption of SSAP 30 in 2001, was HK$105,373,000 as at June 30, 2006 (2005: HK$105,373,000). The amount of goodwill is stated at its cost.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

14.   INVESTMENTS IN SUBSIDIARIES

Details of principal subsidiaries are as follows:

	Place of	Nominal value	Percentage
	incorporation/	of issued	of equity
	registration	ordinary share/	attributable to		Principal
Name	and operations	paid-up capital	the Company		activities
			2006	2005
Directly held
Asia Aluminum
Manufacturing
Company Limited	Hong Kong	HK$2	100	100	Investment
			(note b)		holding and
					trading of
					aluminum and
					stainless steel
					products
Long Hing Profits
Limited	British Virgin	US$1	100	100	Investment
	Islands/Hong Kong		(note b)		holding and
					trading of
					aluminum panels
					and high grade
					aluminum
					extrusion products
Pavillion Services
Limited	British Virgin	US$200	100	100	Trading of
	Islands/Hong Kong		(note b)		aluminum and
					stainless steel
					products
Huge Spot Holdings
Limited	British Virgin	US$1	100	100	Investment
	Islands/Mainland		(note b)		holding
	China
Kar Yip Holdings
Limited	British Virgin	US$1	100	100	Investment
	Islands/Mainland		(note b)		holding
	China

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

14.   INVESTMENTS IN SUBSIDIARIES (Continued)

Details of principal subsidiaries are as follows:

	Place of	Nominal value	Percentage
	incorporation/	of issued	of equity
	registration	ordinary share/	attributable to		Principal
Name	and operations	paid-up capital	the Company		activities
			2006	2005
Indirectly held
Majestic Holdings
Limited	Hong Kong	HK$60,000,000	100	100	Investment
			(note b)		holding and
trading of
aluminum
products
Guangdong Asia
Aluminium Factory
Co., Ltd.	Mainland	US$36,290,000	100	100	Manufacture
	China		(notes b		and trading of
			and c)		aluminum
products
Foshan Nanhai Panasia
Metal Spraying Co.,
Ltd.	Mainland	US$2,900,000	100	100	Subcontracting
	China		(notes b		of aluminum
			and c)		panels and
high grade
aluminum
extrusion
products
processing
Foshan Nanhai Xinya
Aluminium &
Stainless
Steel Co., Ltd.	Mainland	US$13,390,000	100	100	Subcontracting
	China		(notes b		of aluminum
			and c)		and stainless
steel products
processing
Foshan Nanhai Hongjia
Aluminum Company
Limited	Mainland	US$13,330,000	60	60	Manufacture
	China		(notes b		and trading of
			and d)		aluminum
products

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

14.   INVESTMENTS IN SUBSIDIARIES (Continued)

Details of principal subsidiaries are as follows:

	Place of	Nominal value	Percentage
	incorporation/	of issued	of equity
	registration	ordinary share/	attributable to		Principal
Name	and operations	paid-up capital	the Company		activities
			2006	2005
Foshan Nanhua
Aluminum Company
Limited	Mainland	US$17,000,000	60	60	Manufacture
	China		(notes b		and trading of
			and d)		aluminum
products
Zhaoqing Asia
Aluminum Factory
Co., Ltd.	Mainland	US$15,000,000	100	100	Manufacture
	China		(notes b		and trading of
			and c)		aluminum
products

The above table lists the subsidiaries of the Company which, in the opinion of the directors, principally affected the results of the year or formed a substantial portion of the net assets of the Group. To give details of other subsidiaries would, in the opinion of the directors, result in particulars of excessive length.

Notes:

(a)          An option (the “Call Option”) was granted by AAHL to Indalex, a minority shareholder of the Company, pursuant to which the minority shareholder has (i) the right in perpetuity to acquire from AAHL its entire equity interest in the Company, upon the failure of AAHL to stop and/or remedy any material breach of the shareholders’ agreement entered into between the parties; and (ii) the right to acquire from AAHL its entire equity interest in the Company upon the occurrence of certain triggering events during a period of three years commencing from 8 June 2001. These triggering events include, inter alia, AAHL ceasing to hold a 60% effective equity interest in the Company and Mr. Kwong Wui Chun, a director of the Company, ceasing to hold a 35% effective equity interest in AAHL.

In addition to the foregoing, AAHL has also granted a put option (“Put Option”) to Indalex, under which AAHL is obliged at the request of Indalex to purchase its entire equity interest in the Company under certain circumstances.

Neither the Call Option nor the Put Option were exercised during the year ended June 30, 2006 and 2005.

(b)         The Company’s effective equity interests in these companies will also be fully disposed of upon the exercise of the Call Option by Indalex.

(c)          These companies are registered as wholly foreign owned enterprises under the PRC law.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

14.   INVESTMENTS IN SUBSIDIARIES (Continued)

(d)         These companies were established in the Mainland China with independent third parties in the prior years, in each of which a 60% equity interest was held by the Group. As the Group is able to exercise unilateral control over the operational and financial policies of these joint venture companies, they have been accounted for as subsidiaries in accordance with the Group’s accounting policies in the current year. The purpose of the establishment of these subsidiaries is to execute the investment in assets of each of Guangdong Nanhua and Hongjia Aluminum and the Group has fully paid its share of capital contributions in cash of approximately RMB150,000,000 (approximately HK$141,804,000) into these subsidiaries.

In addition, the Group acquired certain business databases of Guangdong Nanhua and Hongjia Aluminum at an aggregate consideration of HK$73,558,000 in the prior years. As at the balance sheet date, the unsettled consideration in respect of HK$14,548,000 (2005: HK$14,548,000) was classified as part of “due to minority equity holders/shareholders” under current liabilities.

15.   INTERESTS IN ASSOCIATES

	2006	2005
	HK$’000	HK$’000
Share of net assets/(liabilities) other than goodwill	(2,320)	4
Due from an associate	5,131	87
	2,811	91

The amount due from an associate is unsecured, interest-free and has no fixed terms of repayment. The carrying amount of the amount due from the associate approximates to its fair value.

Particulars of the associates are as follows:

	Place of	Nominal value		Percentage of
	incorporation/	of issued		equity indirectly
	registration	ordinary share/		attributable to	Principal
Name	and operations	paid-up capital		the Company	activities
Phoenix Asia Dies Company Limited	Hong Kong	US$	1,000	40	Investment holding
Phoenix (Zhaoqing) Dies Manufacturing Co. Ltd.	Mainland China	US$	1,650,000	40	Production of dies

The following table illustrates the summarised financial information of the Group’s associates extracted from their management accounts:

	2006	2005
	HK$’000	HK$’000
Assets	36,126	10
Liabilities	41,926	87
Revenues	—	—
Loss	5,781	—

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

16.   DEPOSITS PAID

The balance mainly represented deposits paid for the purchase of aluminum extrusion presses and its associated handling systems, aluminum rolling mills and its associated auxiliary equipment and for construction works of plant.

17.   INVENTORIES

	2006	2005
	HK$’000	HK$’000
Raw materials	93,789	124,118
Work in progress	167,680	115,460
Finished goods	127,921	110,115
	389,390	349,693

As at June 30, 2006, the carrying amount of the Group’s inventories in the amount of HK$32,298,000 (2005: Nil) was pledged as security for the Group’s bank loan, as further detailed in note 24 to the financial statements.

18.   DUE FROM RELATED COMPANIES

Particulars of the amounts due from related companies disclosed pursuant to Section 161B of the Hong Kong Companies Ordinance are as follows:

		Maximum		Maximum
		amount	At June 30,	amount
	At	outstanding	and	outstanding	At
	June 30,	during	July 1,	during	July 1,
	2006	the year	2005	the year	2004
	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000
IASG (note (i))	125,362	134,312	35,159	40,491	28,823
Asia Aluminum (China) Ltd. (“AACL”) (note (ii))	—	—	—	7,359	7,359
Asia Aluminum (USA) Corp. (note (iii))	776	776	—	—	—
	126,138		35,159		36,182

Notes:

          (i) The basis of the related party relationship with IASG is set out in note 4 to the financial statements. The amount due from IASG is trade in nature, unsecured, interest-free and has no fixed terms of repayment.

      (ii) In prior years, AACL was the jointly-controlled entity of AAHL. During the year ended June 30, 2005, AACL became a subsidiary of AAHL and accordingly, became a fellow subsidiary of the Group.

  (iii) The amount due from Asia Aluminum (USA) Corp., of which a director is also a director of the Company, is unsecured, interest-free and has no fixed terms of repayment.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

18.   DUE FROM RELATED COMPANIES (Continued)

The amounts due from related companies are unsecured, interest-free and have no fixed terms of repayment, except for the amount due from AACL which was fully settled during the year ended June 30, 2005. The carrying amounts of amounts due from related companies approximate to their fair values.

19.   DUE FROM MINORITY EQUITY HOLDERS OF SUBSIDIARIES

The amounts due from minority equity holders of subsidiaries represent the accounts receivable arising from the sale of raw materials to the minority equity holders. The balances are unsecured, interest-free and repayable on demand.

The carrying amounts of amounts due from minority equity holders approximate to their fair values.

20.   CASH AND BANK BALANCES AND PLEDGED DEPOSITS

	2006	2005
	HK$’000	HK$’000
Cash and bank balances	2,735,705	2,022,528
Time deposits with banks	28,846	38,606
	2,764,551	2,061,134
Less: Pledged time deposits (note 24)	(28,846)	(38,606)
	2,735,705	2,022,528

At June 30, 2006, the cash and bank balances and time deposits with banks of the Group denominated in Renminbi (“RMB”) amounted to approximately HK$2,682,000,000 (2005: HK$2,055,000,000). The RMB is not freely convertible into foreign currencies. Subject to Mainland China Foreign Exchange Control Regulations and Administration of Settlement, Sale and Payment of Foreign Exchange Regulations, the Group is permitted to exchange RMB for foreign currencies through banks authorised to conduct the foreign exchange business.

Cash at banks earns interest at floating rates based on daily bank deposit rates. Short term time deposits are made for varying periods of between one day and three months depending on the immediate cash requirements of the Group, and earn interest at the respective short term time deposit rates. The carrying amounts of the cash and bank balances and the pledged deposits approximate to their fair values.

21.   DERIVATIVE FINANCIAL INSTRUMENTS

	Liabilities
	2006	2005
	HK$’000	HK$’000
Aluminum forward contracts	28,019	—

The carrying amounts of aluminum forward contracts are the same as their fair values.

The Group has entered into various aluminum forward contracts and forward foreign exchange contracts to manage the fluctuation of aluminum price and exchange rate exposures which did not meet

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

21.   DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

the criteria for hedge accounting. Changes in the fair value of non-hedging aluminum forward contracts and forward foreign exchange contracts amounting to HK$31,152,000 were charged to income statement during the year ended June 30, 2006.

The aggregate notional amount of aluminum forward contracts undertaken by the Group with a fair value liability of HK$28,019,000 amounted to HK$423,826,000 as at June 30, 2006. The maturity of the forward contracts were in August 2006.

There were no forward foreign exchange contracts outstanding as at June 30, 2006.

22.   DUE TO MINORITY EQUITY HOLDERS/SHAREHOLDERS

The amounts due to the minority equity holders of approximately HK$14,548,000 (2005: HK$38,703,000) represented the amounts due to minority equity holders/shareholders for the transfer of business database and purchases of items of property, plant and equipment on behalf of the two non wholly-owned subsidiaries. The remaining balance of approximately HK$36,394,000 (2005: HK$38,825,000) represented dividend payables to minority shareholders and cash advance from minority equity holders.

The carrying amounts of amounts due to minority equity holders/shareholders approximate to their fair values.

23.   INTEREST-BEARING BANK AND OTHER LOANS

	Effective
	interest
	rate (%)	Maturity	2006	2005
			HK$’000	HK$’000
Current
Finance lease payables (note 25)	10.4	June 2007	528	398
Bank loans—secured	5.88	June 2007	476,123	373,117
			476,651	373,515
Non-current
Finance lease payables (note 25)	10-11.8	February 2008- March 2009	342,990	172,691
			819,641	546,206

The carrying amounts of the Group’s borrowings are denominated in the following currencies.

	As at June 30, 2006
	HK
	Dollar	Renminbi	Total
	HK$’000	HK$’000	HK$’000
Bank loans	48,431	427,692	476,123

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

23.   INTEREST-BEARING BANK AND OTHER LOANS (Continued)

	As at June 30, 2005
	HK
	Dollar	Renminbi	Total
	HK$’000	HK$’000	HK$’000
Bank loans	—	373,117	373,117

The details of assets pledged as security for these borrowings are set out in note 24 to the financial statements.

The carrying amounts of the Group’s interest-bearing bank and other loans approximate to their fair values.

The fair value of interest-bearing bank and other borrowings is estimated as the present value of future cash flows, discounted at current market interest rates for similar financial instruments.

24.   BORROWING FACILITIES

The Group’s borrowings at June 30, 2006 were secured by buildings in the PRC and plant and machinery of HK$4,549,000 (2005: HK$4,892,000) and HK$19,064,000 (2005: HK$20,265,000), respectively, prepaid land lease payment of HK$2,668,000 (2005: HK$2,766,000), trade receivables of HK$25,042,000 (2005: Nil), inventories of HK$32,298,000 (2005: Nil) and bank deposits of HK$28,846,000 (2005: HK$38,606,000).

In addition, certain of the Group’s bank loans are secured by certain machinery of a minority shareholder of a non wholly-owned subsidiary, corporate guarantees granted by AAHL, a non wholly-owned subsidiary, a fellow subsidiary and a minority shareholder of a non wholly-owned subsidiary and joint and several personal guarantees by certain directors of two non wholly-owned subsidiaries.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

25.   FINANCE LEASE PAYABLES

The Group leases certain plant and machinery and motor vehicles for its business use. These leases are classified as finance leases and have remaining lease terms ranging from one to four years. The total future minimum lease payments under finance leases and their present values at the balance sheet date were as follows:

		Present value		Present value
	Minimum	of minimum	Minimum	of minimum
	lease	lease	lease	lease
	payments	payments	payments	payments
	2006	2006	2005	2005
	HK$’000	HK$’000	HK$’000	HK$’000
Amounts payable:
Within one year	23,026	528	10,572	398
In the second year	356,326	342,765	10,377	228
In the third to fifth years, inclusive	252	225	178,933	172,463
Total minimum finance lease payments	379,604	343,518	199,882	173,089
Future finance charges	(36,086)		(26,793)
Total net finance lease payables	343,518		173,089
Portion classified as current liabilities	(528)		(398)
Non-current portion	342,990		172,691

Certain of the finance leases are secured by corporate guarantees granted by AAHL and two wholly-owned subsidiaries.

26.   SHARE CAPITAL

	2006	2005
	HK$’000	HK$’000
Authorised:
5,000,000 ordinary shares of US$0.01 each	390	390
Issued and fully paid:
2,360,872 ordinary shares of US$0.01 each	184	184

27.   RESERVES

The amounts of the Group’s reserves and the movements therein for the current and prior years are presented in the consolidated statement of changes in equity of the financial statements.

The statutory surplus reserve and statutory public welfare fund represent appropriation of profits retained by the PRC subsidiaries of the Company. In accordance with the PRC regulations and the respective articles of association of the PRC subsidiaries, these companies are required to appropriate an amount equal to a minimum of 10% of their profits after tax each year to statutory surplus reserve. In addition, a portion of the profit after tax as determined at the discretion of the directors of each of the PRC subsidiaries, is transferred to the statutory public welfare fund.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

27.   RESERVES (Continued)

Subject to certain restrictions set out in the PRC Company Law and the respective articles of association of the PRC subsidiaries, the statutory surplus reserve may be distributed to shareholders in the form of a share bonus issue and/or cash dividends.

28.   NOTES TO THE CONSOLIDATED CASH FLOW STATEMENT

Major non-cash transactions

During each of the three years ended June 30, 2006, the following major non-cash transactions took place:

(a)          During the year ended June 30, 2006, the Group entered into finance lease arrangements in respect of property, plant and equipment with a total capital value at the inception of the finance leases of HK$171,202,000 (2005: HK$172,463,000; 2004: HK$994,000).

(b)         During the year ended June 30, 2006, certain dividends declared by the Company to its immediate holding company of HK$104,775,000 (2005: HK$99,118,000; 2004: HK$72,264,000) were recorded as part of “due to the immediate holding company” under current liabilities.

(c)          During the year ended June 30, 2006, deposits paid for the purchase of aluminum extrusion presses and its auxiliary handling systems of HK$68,131,000 (2005: HK$4,216,000; 2004: Nil) were capitalised as construction in progress under property, plant and equipments upon receipt of those equipment and systems.

(d)         During the year ended June 30, 2006, certain dividends declared by the Company to certain shareholders of HK$9,021,000 (2005: Nil; 2004: HK$6,222,000) were recorded as part of “due to shareholders” under current liabilities.

(e)          During the year ended June 30, 2006, the Group sold and purchased certain property, plant and equipment to and from fellow subsidiaries of the Group at a consideration of HK$22,809,000 (2005: Nil; 2004: Nil) and HK$49,350,000 (2005: Nil; 2004: Nil), respectively. The consideration was recorded as part of “due from/to fellow subsidiaries” under current assets/liabilities.

29.   CONTINGENT LIABILITIES

At June 30 2006, the Group granted a guarantee to and utilised by a minority equity holder in respect of banking facilities of HK$11,058,000 (2005: HK$10,829,000) and the Group had no contingent liabilities not provided for in the financial statements in respect of bills discounted with recourse (2005: HK$28,060,000).

30.   OPERATING LEASE ARRANGEMENTS

The Group leases its manufacturing premises in the PRC under operating lease arrangements. Leases for properties are negotiated for terms which expire between the years 2011 and 2016.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

30.   OPERATING LEASE ARRANGEMENTS (Continued)

At June 30, 2006 and 2005, the Group had total future minimum lease payments under operating leases falling due as follows:

	2006	2005
	HK$’000	HK$’000
Within one year	6,727	7,501
In the second to fifth years, inclusive	27,409	31,373
After five years	35,818	55,602
	69,954	94,476

31.   COMMITMENTS

In addition to the operating lease arrangements detailed in note 30 above, the Group had the following commitments at June 30, 2006 and 2005.

(a)          At June 30, 2006 and 2005, the Group had capital commitments not provided for in the financial statements as follows:

	2006	2005
	HK$’000	HK$’000
Contracted for (note)	626,680	752,328

Note:             At June 30, 2006, the Group was committed to make capital injections to two (2005: one) subsidiaries in the PRC of approximately HK$455,295,000 (2005: HK$272,125,000). In addition, the Group had contracted capital commitments in respect of the acquisition of property, plant and equipment of HK$171,385,000 (2005: HK$480,203,000).

(b)         Each of the Group and another subscriber has agreed to provide shareholders’ loan to the associate of the Group in proportion to their respective interests in the associate. As at June 30, 2006, the Group’s outstanding committed loan amount was HK$18,622,000 (2005: HK$18,660,000).

(c)          At June 30, 2006, the Group had a commitment in respect of forward contracts for the purchase and sale of raw materials of aluminum ingots in the amount of HK$423,826,000 (2005: HK$39,874,000).

(d)         At June 30, 2005, the Group had a commitment in respect of foreign exchange forward contracts in the amount of HK$148,418,000.

32.   FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

The Group’s principal financial instruments, other than derivatives, comprise trust receipt loans, bank loans, finance leases, and cash and short term deposits. The main purpose of these financial instruments is to raise finance for the Group’s operations. The Group has various other financial assets and liabilities such as trade receivables and trade payables, which arise directly from its operations.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

32.   FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)

The Group also enters into derivative transactions, including principally forward currency contracts and aluminum forward contracts. The purpose is to manage the interest rate and currency risks and price risk arising from the Group’s operations and its sources of finance.

It is, and has been, throughout the year under review, the Group’s policy that no trading in financial instruments shall be undertaken.

The main risks arising from the Group’s financial instruments are price risk, interest rate risk, foreign currency risk, credit risk and liquidity risk. The board reviews and agrees policies for managing each of these risks and they are summarised below. The Group’s accounting policies in relation to derivatives are set out in note 2.4 to the financial statements.

Price risk

The Group is exposed to price movements of the inventory it holds and for the products it trades. The Group manages this exposure by entering into aluminum forward contracts transacted on through over-the-counter markets. The Group only enters into over-the-counter transactions with high credit quality counterparties.

Interest rate risk

The Group’s current banking facilities maintained with commercial banks are mainly at floating rates. The Group currently does not have an interest rate hedging policy. However, management monitors the Group’s interest exposure and will consider hedging significant interest rate exposure should the need arises.

Foreign currency risk

The Group has transactional currency exposures. Such exposures arise from revenue or expenses of operating units in currencies other than the units’ functional currency. The Group’s monetary assets, financing and transactions are principally denominated in HK$, US$ and RMB. Considering that there is insignificant fluctuation in the exchange rate between HK$ and RMB and HK$ is currently pegged with US$, the Group believes its exposure to exchange rate risk is minimal. The Group entered into forward foreign exchange contracts to hedge its exposure to foreign exchange fluctuations. The Group will constantly review the economic situation and its foreign exchange risk profile, and will consider appropriate hedging measures.

It is the Group’s policy to negotiate the terms of the hedge derivatives to match the terms of the hedged item to maximise hedge effectiveness.

Credit risk

The Group trades only with recognised and creditworthy third parties. It is the Group’s policy that all customers who wish to trade on credit terms are subject to credit verification procedures. In addition, receivable balances are monitored on an ongoing basis and on an individual basis.

There is no credit risk of the Group under other financial assets such as cash and cash equivalents.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

32.   FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)

Liquidity risk

The Group’s objective is to maintain a balance between continuity of funding and flexibility through the use of interest-bearing bank loans, trust receipt loans and finance leases.

33.   COMPARATIVE AMOUNTS

As further explained in note 2.2 to the financial statements, due to the adoption of new HKFRSs during the current year, the accounting treatment and presentation of certain items and balances in the financial statements have been revised to comply with the new requirements. Accordingly, certain comparative amounts have been reclassified and restated to conform with the current year’s presentation and accounting treatment.

34.   SUMMARY OF DIFFERENCES BETWEEN HONG KONG AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Group’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in Hong Kong (“HK GAAP”), which differs in certain material respects from United States generally accepted accounting principles (“US GAAP”). The following tables summarise the adjustments considered necessary to reflect profit for the year and equity of the Group on the basis of US GAAP giving effect to material differences between HK GAAP and US GAAP.

The following table summarises the effect on profit for the year of the differences between HK GAAP and US GAAP.

		Year ended June 30
	Notes	2006	2005
		HK$’000	HK$’000
Profit for the year as reported under HK GAAP		275,381	363,841
US GAAP adjustments:
Impairment of goodwill	(a)	(50,312)	—
Rental for rent-free land and buildings	(b)	(9,627)	(9,097)
Capitalisation of finance costs	(c)	59,041	13,405
Depreciation for capitalisation of finance costs	(c)	(650)	(625)
Deferred tax arising from US GAAP differences	(e)	(14,014)	(3,067)
Attributable to minority interests	(f)	28,284	14,528
Profit for the year as reported under US GAAP		288,103	378,985

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

34.   SUMMARY OF DIFFERENCES BETWEEN HONG KONG AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

The following table summarises the effect on equity of the differences between HK GAAP and US GAAP.

		Year ended June 30
	Notes	2006	2005
		HK$’000	HK$’000
Equity as reported under HK GAAP		2,255,981	2,080,518
US GAAP adjustments:
Reclassification of goodwill from reserves to assets	(a)	105,373	105,373
Goodwill—accumulated amortisation, under US GAAP	(a)	(17,323)	(17,323)
Goodwill—impairment, under US GAAP	(a)	(50,312)	—
Rent expense for rent-free land and buildings	(b)	(36,918)	(27,291)
Capitalisation of finance costs	(c)	84,067	25,026
Depreciation for capitalisation of finance costs	(c)	(4,072)	(3,422)
Deferred tax arising from US GAAP differences	(e)	(19,199)	(5,185)
Equity attributable to minority interests	(f)	(6,143)	(33,106)
Equity as reported under US GAAP		2,311,454	2,124,590

Notes:

(a)           Business combinations and goodwill:

Under HK GAAP, goodwill arising on acquisition of subsidiaries represents the excess of the cost of the acquisition over the Group’s share of the fair values of the identifiable assets and liabilities acquired as at the date of acquisition. Prior to the adoption of SSAP 30 in 2001, goodwill arising on acquisition was eliminated against consolidated capital reserve in the year of acquisition. On the adoption of HKFRS 3, such goodwill remains eliminated against the consolidated capital reserve and is not recognised in the income statement when all or part of the business to which the goodwill relates is disposed of or when a cash-generating unit to which the goodwill relates becomes impaired.

Under US GAAP, as specified in the Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets are required to be reflected as assets on the balance sheet and be tested for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, using the prescribed two-step process. The first step screens for potential impairment of goodwill if the fair value of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied fair value of goodwill to its carrying value. Prior to SFAS 142, the amounts assigned to goodwill were amortised over the remaining operating period of the subsidiaries until June 30, 2002, the date of adoption of FAS 142, upon which amortisation of goodwill ceased.

Goodwill acquired in a business combination is allocated, at acquisition, to the reporting units that are expected to benefit from that business combination. Before recognition of impairment losses, the carrying amount of HK$50,312,000 and HK$37,738,000 were allocated to the reporting unit of the aluminum panels segment and the aluminum extrusion products segment, respectively.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

34.   SUMMARY OF DIFFERENCES BETWEEN HONG KONG AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

During the year, a goodwill impairment loss of HK$50,312,000 was recognised in the aluminum panels segment as a result of the termination plan of the Group’s aluminum panel operation and the disposal of certain property, plant and equipment in the aluminum panels segment to fellow subsidiaries of the Group. The fair value of this reporting unit was estimated using the expected present value of future cash flows.

The following table sets out the carrying value of goodwill as reported under US GAAP:

	2006	2005
	HK$’000	HK$’000
Goodwill carried as consolidated reserves under
HK GAAP reclassified as asset under US GAAP	105,373	105,373
Goodwill amortisation recognised under US GAAP	(17,323)	(17,323)
Goodwill impairment recognised under US GAAP	(50,312)	—
Carrying value as reported under US GAAP	37,738	88,050

(b)          Rent-free use of land and buildings from minority equityholders:

As detailed in note 4 to the financial statements, each of Guangdong Nanhua and Hongjia Aluminum, has granted the Group the right to use the certain parcels of land and buildings on a rent-free basis. Under HK GAAP, no rental expense is recorded to reflect this rent-free usage.

Under US GAAP, the right to use of parcels of land and buildings is recorded as rental expenses at fair value with a corresponding increase in minority interests. The rental expenses for the Group for the year ended June 30, 2006 was HK$9,627,000 (2005: HK$9,097,000), excluding the minority interests’ share of HK$6,418,000 (2005: HK$6,065,000) which would not affect the profit for the year attributable to the shareholders of the Company and the equity of the Group.

(c)           Capitalisation of finance costs:

Under HK GAAP, borrowing costs directly attributable to the acquisition, construction or production of qualifying assets that take a substantial period of time to get ready for their intended use or cost of those assets are capitalised. The capitalisation of such borrowing costs ceases when the assets are substantially ready for their intended use or sale.

Under US GAAP, interest costs are capitalised as part of the historical cost of acquiring or constructing certain assets. The amount of interest cost to be capitalised for qualifying assets is intended to be that portion of the interest cost incurred during the assets’ acquisition periods that theoretically could have been avoided if expenditures for the assets had not been made. Thereafter, the amount capitalised are depreciated over the useful lives of the relevant assets. The amount capitalised is determined by applying an interest rate to the average amount of accumulated expenditures for the asset during the construction or development period. The interest rate for capitalisation purposes is to be based on the rates of the Company’s outstanding borrowings. A weighted average of the rates on other borrowings is to be applied to expenditures not covered by the specific borrowings.

ASIA ALUMINUM GROUP LIMITED
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004

34.   SUMMARY OF DIFFERENCES BETWEEN HONG KONG AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

(d)          Financial instruments:

For the year ended June 30, 2005, under HK GAAP,  bills discounted with recourse were disclosed as contingent liabilities. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, discounted bills with recourse represented transfers of financial assets with continuing involvement and are accounted for as a secured borrowings. The net profit or loss effect to record such secured borrowings was not material to the Group. At June 30, 2005, the effect of recording these transactions would increase trade receivables and interest-bearing bank and other loans, secured, by HK$28,060,000.

(e)           Deferred tax:

In general, the accounting treatment of deferred taxes under HK GAAP and US GAAP is similar. However, as a result of the corresponding deferred tax effect of the GAAP differences related to the capitalisation of finance costs, there are differences in the deferred taxes recognised under HK GAAP and US GAAP.

(f)             Minority interests:

Under HK GAAP, minority interests are presented on the face of the consolidated income statements of the portion of profit and loss attributable to minority interests and to equity holders of the Company and are not included in determining profit or loss for the year. In addition, minority interests are presented as a component of equity. Under US GAAP, minority interests are included as a component of net profit or loss for the year and are not presented as a component of equity.

The financial statements were approved and authorised for issue by the board of directors on October 10, 2006.