Form 10-Q
period 2007-04-01
INDALEX HOLDINGS FINANCE INC
filed 2007-05-18
CIK 1351667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 1, 2007 was 1,000,024.

INDALEX HOLDINGS FINANCE, INC.
CONSOLIDATED BALANCE SHEETS
As of April 1, 2007 and December 31, 2006
(Dollars in thousands)
(Unaudited)

	April 1, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,950	$11,157
Accounts receivable, less allowance of $4,904 in 2007 and $4,462 in 2006	134,409	103,924
Receivable from suppliers	8,013	8,980
Inventories	92,216	67,182
Prepaid expenses and other current assets	10,944	10,765
Total current assets	249,532	202,008
Investment in AAG	101,867	96,950
Property, plant, and equipment, net	198,205	199,638
Goodwill	3,537	3,537
Other intangibles, net	75,656	78,264
Deferred financing costs	13,998	14,594
Other assets	1,604	2,692
Total assets	$644,399	$597,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$76,526	$66,780
Income taxes payable	983	2,648
Deferred income taxes	2,450	2,456
Accrued expenses and other current liabilities	49,919	38,478
Accrued interest	6,496	13,806
Capital lease obligation	1,272	1,243
Revolver borrowings	98,260	55,717
Total current liabilities	235,906	181,128
Other liabilities	30,435	30,667
Capital lease obligation	4,364	4,674
Long-term debt	267,064	266,957
Deferred income taxes	23,868	24,859
Total liabilities	561,637	508,285
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock ($.001 par value per share). Authorized shares 2,900,000. Issued and oustanding 1,000,114	1	1
Additional paid-in capital	110,876	110,665
Treasury stock, 90 shares at $111.11 per share	(10)	(10)
Accumulated retained deficit	(30,585)	(23,898)
Accumulated other comprehensive income	2,480	2,640
Total stockholders’ equity	82,762	89,398
Total liabilities and stockholders’ equity	$644,399	$597,683

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

	Three months ended
		April 2, 2006
	April 1, 2007	Jan 1-Feb 1	Feb 2-Apr 2
	(Successor)	(Predecessor 2)	(Successor)
Net sales	$291,222	$100,019	$210,912
Costs and expenses:
Cost of sales	277,089	95,127	199,820
Selling, general, and administrative	13,954	5,548	8,855
Management fees to affiliates	319	125	308
Amortization of intangible assets	2,608	920	1,939
Other (income) expense	(885)	195	428
Restructuring charges	1,618	—	—
(Gain) loss on disposal of assets	58	—	(140)
Mark-to-market on derivatives	(1,476)	(3,619)	1,039
Total costs and expenses	293,285	98,296	212,249
Income (loss) from operations	(2,063)	1,723	(1,337)
Other income (expense):
External interest expense	(9,893)	(24)	(6,418)
Deferred financing costs	(596)	—	(401)
Income from equity method investment in AAG	4,917	643	1,143
Affiliated acquisition fees	—	—	(5,475)
Income (loss) before income taxes	(7,635)	2,342	(12,488)
Income tax provision (benefit)	(948)	703	(4,065)
Net income (loss)	$(6,687)	$1,639	$(8,423)

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

	Three months ended
		April 2, 2006
	April 1, 2007	Jan 1-Feb 1	Feb 2-Apr 2
	(Successor)	(Predecessor 2)	(Successor)
Cash flows from operating activities
Net income (loss)	$(6,687)	$1,639	$(8,423)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	8,269	2,821	5,923
Amortization of intangible assets	2,608	920	1,939
Amortization of deferred financing costs	596	—	401
Amortization of bond discount	107	—	72
(Gain) loss on disposal of assets	58	—	(140)
Other	—	743	18
Income from equity method investment in AAG	(4,917)	(643)	(1,143)
Stock-based compensation	211	—	—
Management fees to affiliates	—	125	—
Deferred income taxes	(1,136)	988	(5,902)
Changes in operating assets and liabilities, net of the effect of the acquisition:
Accounts receivable	(30,117)	(12,255)	(38,649)
Receivable from affiliates	—	1,854	—
Inventories	(24,796)	(2,652)	(7,670)
Prepaids and other assets	1,905	(3,684)	(231)
Income taxes payable/refundable	(1,672)	(292)	1,500
Checks issued in excess of bank balance	—	(242)	3,034
Accounts payable	9,416	(6,586)	38,321
Accrued expenses and other liabilities	3,787	19,798	(2,516)
Payable to affiliates	—	812	150
Net cash from operating activities	(42,368)	3,346	(13,316)
Cash flows from investing activities
Capital expenditures	(6,889)	(3,006)	(5,171)
Proceeds from sales of property, plant and equipment	(12)	—	140
Cash paid for acquisition	—	—	(418,256)
Payment of acquisition transaction cost	—	—	(1,735)
Net cash from investing activities	(6,901)	(3,006)	(425,022)
Cash flows from financing activities
Dividends and distributions	—	(6,809)	21
Payments on capital lease obligation	(308)	(58)	(154)
Revolver borrowings	42,329	—	17,526
Net payments to affiliates on notes	—	(1,620)	—
Revolver borrowings, acquisition	—	—	68,839
Borrowings on long-term debt, acquisition	—	—	266,563
Capital contributions	—	—	111,250
Debt issuance costs	—	—	(21,630)
Net cash from financing activities	42,021	(8,487)	442,415
Effect of changes in foreign exchange rates on cash	41	(27)	(152)
Net change in cash and cash equivalents	(7,207)	(8,174)	3,925
Cash and cash equivalents
Beginning of period	11,157	9,366	—
End of period	$3,950	$1,192	$3,925
Supplemental cash flow information:
Cash paid for interest	$17,096	$18	$108
Cash paid for income taxes	1,859	—	10
Supplemental disclosure of non cash investing activities:
Property and equipment acquired under a capital lease	$—	$—	$3,198
Supplemental disclosure of acquisition of a business:
Fair value of assets acquired	$—	—	$627,568
Fair value of liabilities assumed	—	—	209,312
Cash paid for acquisition	$—	$—	$418,256

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period January 1, 2007 through April 1, 2007
(Dollars in thousands)
(Unaudited)

					Accumulated
					Other
		Additional		Accumulated	Comprehensive		Other
	Common	Paid-in	Treasury	Retained	Income		Comprehensive
	Stock	Capital	Stock	Deficit	(Loss)	Total	Loss
January 1, 2007	$1	$110,665	$(10)	$(23,898)	$2,640	$89,398
Net loss	—	—	—	(6,687)	—	(6,687)	$(6,687)
Stock-based compensation	—	211	—	—	—	211	—
Translation adjustment	—	—	—	—	(160)	(160)	(160)
Total comprehensive loss							$(6,847)
April 1, 2007	$1	$110,876	$(10)	$(30,585)	$2,480	$82,762

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Periods January 1, 2006 through February 1, 2006 and February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

				Accumulated
			Accumulated	Other
		Additional	Retained	Comprehensive		Other
	Common	Paid-in	Earnings	Income		Comprehensive
	Stock	Capital	(Deficit)	(Loss)	Total	Income (Loss)
Predecessor 2 balance, January 1, 2006	$391	$411,515	$9,712	$1,488	$423,106
Dividends and distributions	—	(12,708)	—	—	(12,708)
Divestiture incentive payment	—	743	—		743
Net income	—	—	1,639	—	1,639	$1,639
Management fees to affiliates	—	125	—	—	125	—
Translation adjustment	—	—	—	(141)	(141)	(141)
Total comprehensive income						$1,498
Predecessor 2 balance, February 1, 2006	$391	$399,675	$11,351	$1,347	$412,764
Successor balance, February 2, 2006	$—	$—	$—	$—	$—
Capital contributions	1	111,249	—	—	111,250
Net loss	—	—	(8,423)	—	(8,423)	$(8,423)
Translation adjustment	—	—	—	(561)	(561)	(561)
Total comprehensive income						$(8,984)
Successor balance, April 2, 2006	$1	$111,249	$(8,423)	$(561)	$102,266

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 1—GENERAL

The consolidated and combined financial statements have been prepared by management and have not been audited by the Company’s external auditors. In the opinion of management, the accompanying unaudited consolidated and combined financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at April 1, 2007, and the results of operations and cash flows for the periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and February 2, 2006 through April 2, 2006. The results of operations and cash flows for the period January 1, 2007 through April 1, 2007 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. The financial information as of April 1, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in our Form 10-K filed on April 2, 2007.

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

The Company reports its interim results on a 4-4-5 accounting calendar, therefore, the ending date for a period typically differs from a calendar month end. The consolidated financial statements for the first quarter 2007 are those for the 13 week period ended April 1, 2007.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no benefit is recognized.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption had no effect on the Company’s consolidated financial position and results of operations. During the next twelve months, the Company may have changes to unrecognized tax benefits that could have a material impact on the results of operations related to tax positions that could be taken associated with the sale of the Company’s investment in AAG as described in Note 19.

The Company (excluding Indalex Limited and subsidiaries) was included in the combined federal income tax return of Novar USA Inc. through March 31, 2005. From April 1, 2005 to February 1, 2006, the Company was included in the federal income tax return of Honeywell.   Tax years prior to February 1, 2006 are also subject to an indemnification agreement with Honeywell so there are no open IRS audits for these years.

The respective state corporate income tax returns of each subsidiary are filed on a separate or combined entity basis as applicable. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities before 2002. Indalex Limited and each of its subsidiaries file separate income tax returns. Indalex UK Limited files separate income tax returns in the United Kingdom.  The Company is subject to examinations in foreign jurisdictions through 2000.  Examinations by taxing authorities of state and foreign returns for years February 1, 2006 and prior are also subject to an indemnification agreement with Honeywell.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1 Accounting for Planned Major Maintenance Activities (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable accrue in advance method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard had no impact on the Company’s consolidated financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Spilt-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

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

Of the $89,000 acquired intangibles, $17,000 was assigned to a trade name, which is being amortized using a declining balance method over a 15-year life. The remaining $72,000 of acquired intangible assets relates to customer relationships that are being amortized using a declining balance method and a seven

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 3—THE INDALEX HOLDINGS ACQUISITION (Continued)

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

NOTE 4—EQUITY METHOD INVESTMENT

Indalex UK Limited holds a 25% interest in Asia Aluminum Group (“AAG”), which is accounted for using the equity method of accounting. AAG manufactures and sells aluminum and stainless steel products and provides design and test services for aluminum products. The principal business transactions between AAG and the Company include the sale of finished aluminum products where the Company uses AAG as a contract manufacturer. The Company purchases finished extruded aluminum products from AAG for resale to customers when it is more economical than manufacturing the product directly or when there are capacity constraints. Approximately 4%, 4%, and 3% of the Company’s net sales were sourced from AAG for the periods January 1, 2007 to April 1, 2007, January 1, 2006 to February 1, 2006, and February 2, 2006 to April 2, 2006, respectively. The Company’s investment in AAG at April 1, 2007 was $101,867. The carrying value of the Company’s investment in AAG exceeds the amount of underlying equity in net assets by $10,852 and represents goodwill that is not amortized.

Summarized financial data for AAG’s operations as of April 1, 2007, February 1, 2006, and April 2, 2006 and for the periods ended is as follows:

	Three months ended
		April 2, 2006
	April 1, 2007	Jan 1-Feb 1	Feb 2-Apr 2
	Successor	Predecessor 2	Successor
Sales	$209,473	$27,840	$74,870
Gross profit	38,901	6,067	16,104
Net income	18,238	2,573	4,569
Current assets.	514,430	427,003	459,940
Current liabilities.	587,063	350,990	399,651
Non-current liabilities.	38	42,964	43,980
Total assets.	951,018	695,343	729,688
Stockholders’ equity	363,916	301,390	286,057
Retained earnings	283,656	218,160	203,274

Pursuant to the AAG shareholders agreement, the Company agreed in certain limited circumstances upon the request of AAG’s lenders to provide guarantees of certain borrowings of AAG that were

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 4—EQUITY METHOD INVESTMENT (Continued)

outstanding on June 8, 2001, the date the Company entered into the AAG shareholders agreement, in proportion to its approximately 25% equity ownership in AAG in the event that any of such borrowings are cancelled by a lender or are required by a lender to be restructured or renewed. The Company has not guaranteed or been asked to guarantee any borrowings of AAG under this provision since the execution of the AAG shareholders agreement on June 8, 2001. The aggregate U.S. dollar equivalent (based on exchange rates at April 1, 2007) of the borrowings the Company potentially could have been required to guarantee at the time it entered into the AAG shareholders agreement was its approximately 25% share of approximately $71.0 million, or approximately $17.8 million. Based on the information the Company has received from AAG through April 1, 2007, the Company believes that the borrowings have been cancelled, repaid, restructured or refinanced. Based on the Company’s interpretation of the AAG shareholders agreement, the Company believes that its potential obligation to guarantee any item of the specified borrowings applies only to the first such cancellation, restructuring or renewal thereof and is thereafter extinguished. As a result, based on the information the Company has received from AAG through April 1, 2007, the Company does not believe it could be required to guarantee any amounts outstanding as of the date hereof.

NOTE 5—INTANGIBLE ASSETS

As part of the Indalex Holding acquisition, identifiable intangible assets were recorded. The identifiable intangible assets are being amortized on a declining balance method. The useful lives range from seven to fifteen years. The table below summarizes the identified intangible assets and annual amortization expense.

	April 1, 2007
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer lists	$72,000	($10,774)	$61,226
Indalex trademark	$17,000	(2,570)	14,430
Total	$89,000	($13,344)	$75,656

Future amortization expense is as follows:

Year Ended December 31,
Remainder of 2007	$7,283
2008	$8,440
2009	$7,649
2010	$7,175
2011	$6,748

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 6—RESTRUCTURING CHARGES

On January 5, 2007, the Company announced the closure of its aluminum extrusion facility located in Watsonville, California. The facility will operate through May 2007. During the period ended April 1, 2007, the Company recorded expense of $1,340 comprised of $1,125 for severance and related costs and $215 of lease obligations and other exit costs. The Watsonville plant has 99 full-time employees.

In September 2006, the Company initiated an overhead restructuring program. The Company recorded expense of $278 in severance and related costs resulting from the termination of ten people during the period ended April 1, 2007. The cumulative severance and related costs are $2,050 resulting from the termination of 42 people.

The following table summarizes the status of the Company’s total restructuring costs.

	Severance	Exit
	Costs	Costs	Total
Balance at December 31, 2006	$1,529	$—	$1,529
January 1-April 1, 2007 charges	1,403	215	1,618
January 1-April 1, 2007 usage	(645)	(215)	(860)
Balance at April 1, 2007	$2,287	$—	$2,287

NOTE 7—DERIVATIVE INSTRUMENTS

SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. In accordance with the Company’s risk management policy, derivatives are limited to futures, forwards, swaps, and options, which are used to mitigate commodity price fluctuations specifically related to aluminum and gas. These hedging relationships do not qualify for hedge accounting as defined by SFAS No. 133. Therefore, the derivatives are marked to market through the income statement. As of April 1, 2007, the Company had 286 contracts to purchase 57.5 million pounds of aluminum at prices per pound between $0.77 and $1.30 (actual). These purchase contracts are scheduled to mature between April 2007 and January 2009, and the notional amount was $67,212. As of April 1, 2007, the Company had 59 contracts to sell 82.7 million pounds of aluminum at prices between $1.16 and $1.26 (actual). These sales contracts are scheduled to mature between April 2007 and January 2008, and the notional amount was $104,018. As of April 1, 2007, the unrealized gains related to these derivatives are recorded within other current assets in the amount of $4,925. The income statement reflects a gain of $1,476 for the period ended April 1, 2007.

As of December 31, 2006, the unrealized gains related to these derivatives are recorded within other current assets in the amount of $3,449. The income statement reflects a gain of $3,619 for the period January 1, 2006 to February 1, 2006 and a loss of $1,039 for the period February 2, 2006 to April 2, 2006.

The Company purchases inventory in foreign currencies from international suppliers, giving rise to foreign exchange rate risk. The purpose of the Company’s foreign currency hedging activity is to protect

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 7—DERIVATIVE INSTRUMENTS (Continued)

the Company from the risk that the eventual U.S. Dollar net cash outflows resulting from foreign purchases or net cash inflows denominated in foreign currency, will be adversely affected by the changes in exchange rates. These hedging relationships do not qualify for hedge accounting as defined by SFAS No. 133. Therefore, the derivatives are marked to market through the income statement.

NOTE 8—AFFILIATE TRANSACTIONS

During the periods January 1, 2007 to April 1, 2007 and February 2, 2006 to April 2, 2006, the Company incurred management fees of $319 and $308, respectively, to Sun Capital Partners, Inc. for acquisition costs, debt financing support, operational management and corporate governance. Sun Capital Partners charges its fees to affiliates proportionately based on a percentage of EBITDA.

For the period February 2, 2006 to April 2, 2006 the Company paid Sun Capital Partners fees associated with the Indalex Holdings acquisition of $5,475.

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

NOTE 9—INVENTORIES

Inventories consisted of the following:

	April 1, 2007	Dec 31, 2006
Raw materials	$61,559	$37,883
Work in process	3,023	4,251
Finished goods	33,774	31,001
	98,356	73,135
Less LIFO allowance	(6,140)	(5,953)
Total inventories	$92,216	$67,182

Had the FIFO basis been used to cost all inventories, the amounts by which inventories are stated would have increased by $6,140 and $5,953 at April 1, 2007 and December 31, 2006, respectively. Inventory stated on the LIFO basis amounted to $56,634 at April 1, 2007 and $35,922 at December 31, 2006.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 10—OTHER LIABILITIES

Other liabilities were comprised of the following:

	April 1, 2007	Dec 31, 2006
Pension	$18,140	$18,345
Environmental	1,556	1,565
Post-retirement benefits	4,362	4,362
Other post-retirement benefits	559	547
Other	5,818	5,848
Total	$30,435	$30,667

NOTE 11—DEBT

The Company has significant debt service obligations. A revolving credit facility consists of a first-priority secured five-year asset-based revolving credit facility providing for borrowings up to $200.0 million. In addition, to fund the purchase from Honeywell, the Company issued $270.0 million of 11 1/2% notes on February 2, 2006, which mature in 2014. The bonds were recorded net of a discount of $3,437 which is amortized over the term of the bonds. The discount is $2,936 at April 1, 2007.

Revolving Credit Facility

The revolving credit facility provides an aggregate principal amount of up to $200.0 million, all of which is available in the form of loans denominated in U.S. dollars to Indalex Holding Corp. and up to $80.0 million of which is available as a revolving credit sub-facility in the form of loans denominated in Canadian dollars and loans denominated in U.S. dollars to Indalex Limited or bankers’ acceptances denominated in Canadian dollars, subject in each case to the borrowing base limitations described below. Up to an aggregate of $30.0 million will be available to Indalex Holding Corp., Indalex Limited and subsidiaries of Indalex Holding Corp., to the extent that Indalex Holding Corp. or Indalex Limited is a co-applicant, for the issuance of letters of credit. As of April 1, 2007, borrowings under the revolving credit facility bore interest at a weighted average rate of 7.3%.

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

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 11—DEBT (Continued)

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

The indenture governing the 11 1/2% Notes, among other things, limits Indalex Holding Corp.’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 11—DEBT (Continued)

into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into sale/leaseback transactions; and merge, consolidate or sell substantially all of the Company’s assets. These covenants are subject to important exceptions and qualifications.

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

Prior to February 1, 2010, the Company will be entitled on one or more occasions to redeem all or a portion of the Notes (which includes Additional Notes, if any) upon not less than 30 nor more than 60 days’ notice at a redemption price equal to the sum of:

(1)         100% of the principal amount thereof, plus accrued and unpaid interest and additional interest thereon, if any, to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date); plus

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 11—DEBT (Continued)

(2)         the Make-Whole Amount, if any.

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

If any Note is to be redeemed in part only, the notice of redemption that relates to that Note will state the portion of the principal amount thereof to be redeemed. The Company will issue a new Note in a principal amount equal to the unredeemed portion of the original Note in the name of the Holder upon cancellation of the original Note. Notes called for redemption become due on the date fixed for

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 11—DEBT (Continued)

redemption. On and after the redemption date, interest ceases to accrue on Notes or portions of them called for redemption.

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

NOTE 12—DEBT ISSUE COSTS

As part of the transactions associated with the Indalex Holdings acquisition, the Company incurred $4.2 million and $12.6 million in debt issue costs for the Revolving Credit Facility and the 11 1/2% Notes, respectively. These costs are being amortized using the straight-line method over the life of the debt (5 years and 8 years, respectively).

NOTE 13—EMPLOYEE BENEFIT PLANS

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

In connection with the Indalex Holdings acquisition, the accrued pension was adjusted to exclude unamortized pension assets and liabilities at the acquisition date. In addition, part of the pension liability was retained by Honeywell. Also related to the Indalex Holdings acquisition, the Company executed a wind-up of part of its Canadian pension plan. The net impact of the Indalex Holdings acquisition was a $10.0 million reduction to the pension liability.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and
February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

Net periodic pension cost for the plans includes the following components:

	Three months ended
		April 2, 2006
	April 1, 2007	Jan 1-Feb 1	Feb 2-Apr 2
	Successor	Predecessor 2	Successor
Service cost	$131	$101	$172
Interest cost	1,735	776	1,222
Expected return on assets	(1,672)	(671)	(1,133)
Recognized actuarial loss	—	5	—
Settlement gain	(47)	—	—
Net periodic benefit cost	$147	$211	$261

Net periodic post-retirement benefit cost for the plans includes the following components:

	Three months ended
		April 2, 2006
	April 1, 2007	Jan 1-Feb 1	Feb 2-Apr 2
	Successor	Predecessor 2	Successor
Service cost	$15	$5	$10
Interest cost	66	23	44
Amortization of prior service cost	—	(10)	—
Net periodic benefit cost	$81	$18	$54

During the period ended April 1, 2007, the Company recognized a net settlement gain of $47 as a result of executing a wind-up of part of its Canadian pension plan.

The Company also participates in defined contribution and multi-employer pension plans. The contributions were $1,075, $343, and $675 and the expense was $1,106, $268, and $682 for the periods from January 1, 2007 to April 1, 2007, January 1, 2006 to February 1, 2006, and February 2, 2006 to April 2, 2006, respectively.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and
February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company has entered into several long-term contracts with metal suppliers to purchase aluminum billet. The price of billet is based primarily on the average Midwest Transaction price plus a fixed billet premium. The Midwest Transaction average changes monthly. The minimum purchase commitments as of April 1, 2007 are as follows:

Years Ended December 31	Amount
Remainder of 2007	$287,294
2008	71,864
2009	33,188
Total	$392,346

The Company has also committed to purchasing natural gas. The commitments as of April 1, 2007 are as follows:

Years Ended December 31	Amount
Remainder of 2007	$9,998
2008	10,126
2009	3,570
Total	$23,694

As of April 1, 2007, the Company has committed approximately $6,575 for the purchase of property and equipment related to incomplete projects.

As of April 1, 2007, the Company has outstanding letters of credit commitments of $10,425 related to its general insurance coverage. The letters of credit expire after one year but renew automatically for another year unless the Company notifies the beneficiary at least ninety days prior to the expiration date.

The Company is subject to a wide variety of environmental laws, which continue to be adopted and amended. The Company periodically assesses its environmental contingencies on a location-by-location basis and adjusts the environmental reserve to reflect expected future costs associated with environmental remediation. The Company’s environmental reserves totaled $1,633 as of April 1, 2007. Of this amount, $77 was included in current liabilities at April 1, 2007.

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

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and
February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 14—COMMITMENTS AND CONTINGENCIES (Continued)

Environmental obligations

The Company established environmental reserves totaling $1,633 and $1,670 as of April 1, 2007 and December 31, 2006 respectively. $77 and $105 was included in current liabilities as of April 1, 2007 and December 31, 2006, respectively. Liabilities are recorded when environmental remedial efforts or damage claim payments are probable and the range of possible costs can be reasonably estimated. In those cases where an amount within the range is judged most likely to be incurred, that amount is recorded. Where no specific amount within the range of possible costs is considered more probable to be incurred than any other, the lower end of the range is typically used. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities and ranges are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available.

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

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS  (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and
February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 14—COMMITMENTS AND CONTINGENCIES (Continued)

The Company has installed groundwater-monitoring wells in one of its California facilities, and the Company performs semi-annual monitoring of those wells. Results to date indicate that a few constituents of materials used in the Company’s processes are present in groundwater slightly above the selected screening criteria. However, this condition is very localized (within the boundaries of the Company’s property), and the source of those constituents has been eliminated. In conjunction with the Regional Water Quality Control Board, the Company has agreed to continue to monitor the groundwater. Based on the results to date, no remediation is indicated. Management has established a reserve of $100 within a range of costs of $30 to $350 for this site.

The Company is not currently a party to any judicial or administrative proceedings.

The Company believes its reserves for environmental matters are adequate, based on the information currently available.

NOTE 15—LEASING ARRANGEMENTS

The Company leases property, plant, and equipment under operating leases which expire at various dates through 2013. At April 1, 2007, future minimum lease payments under noncancelable operating leases with terms of one year or more are as follows:

Years Ended December 31	Amount
Remainder of 2007	$1,694
2008	1,929
2009	1,220
2010	920
2011	366
Thereafter	99
Total commitments	$6,228

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS  (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and
February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 15—LEASING ARRANGEMENTS (Continued)

In December 2005, the Company renegotiated its lease of an extrusion press in Canada. In March 2006, the Company renegotiated its lease of an extrusion press in Elkhart, Indiana. Both leases qualify as capital leases. As of April 1, 2007, future minimum lease payments, including the final buyout payment, are as follows:

Year Ended December 31	Amount
Remainder of 2007	$1,219
2008	1,712
2009	1,774
2010	1,641
6,346
Amount representing interest	(710)
Present value of net minimum lease payments	5,636
Current portion	(1,272)
Long-term portion capital lease obligation	$4,364

At April 1, 2007, the cost of the capital leases was $6,965 and accumulated depreciation was $1,789.

NOTE 16—STOCK-BASED COMPENSATION

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

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS  (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and
February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 16—STOCK-BASED COMPENSATION (Continued)

For the period ended April 1, 2007, the Company recorded compensation expense of $211.

A summary of stock option activity is provided below:

	Period Ended April 1, 2007
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at beginning of period	70,000	$111.25
Granted	n/a	n/a
Forfeited	n/a	n/a
Exercised	n/a	n/a
Expired	n/a	n/a
Outstanding at end of period	70,000	$111.25	$—	9.89
Exercisable at end of period	11,200	$111.25	$—	9.89

As of April 1, 2007, 58,800 options with a weighted average exercise price of $111.25 are due to expire in 2016. There were no options granted or vested during the period ended April 1, 2007.

NOTE 17—GEOGRAPHIC DATA

	Net Sales			Long-Lived Assets
	Three months ended
		April 2, 2006
	April 1, 2007	Jan 1-Feb 1	Feb 2-Apr 2	Apr 1, 2007	Dec 31, 2006
	Successor	Predecessor 2	Successor	Successor	Successor
United States	$242,989	$85,253	$180,026	$189,675	$192,859
Canada	47,655	14,497	30,181	205,192	202,816
Other International	578	269	705	—	—
	$291,222	$100,019	$210,912	$394,867	$395,675

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS  (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and
February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

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

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and
February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Balance Sheet—Guarantor and Non-Guarantor
As of April 1, 2007 (Successor)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,489	$2,461	$—	$3,950
Accounts receivable, net	—	94,723	39,686	—	134,409
Receivable from affiliates	—	6,170	7,183	(13,353)	—
Receivable from suppliers	—	8,013	—	—	8,013
Inventories	—	66,447	25,769	—	92,216
Prepaid expenses and other current assets	—	8,153	2,791	—	10,944
Deferred income tax	—	—	572	(572)	—
Total current assets	—	184,995	78,462	(13,925)	249,532
Notes receivable from affiliates	—	158,194	—	(158,194)	—
Investment in AAG	—	—	101,867	—	101,867
Investment in subsidiary	111,250	—	—	(111,250)	—
Property, plant, and equipment, net	—	130,852	67,353	—	198,205
Goodwill	—	2,112	1,425	—	3,537
Other intangibles, net	—	49,208	26,448	—	75,656
Deferred financing costs	—	6,299	7,699	—	13,998
Other assets	—	1,204	400	—	1,604
Total assets	$111,250	$532,864	$283,654	$(283,369)	$644,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$40,887	$35,639	$—	$76,526
Payable to affiliates	—	6,642	6,711	(13,353)	—
Income taxes payable	—	269	714	—	983
Deferred income taxes	—	3,022	—	(572)	2,450
Accrued expenses and other current liabilities	—	43,339	6,580	—	49,919
Accrued interest	—	6,215	281	—	6,496
Capital lease obligation	—	489	783	—	1,272
Revolver borrowings	10	77,940	20,310	—	98,260
Total current liabilities	10	178,803	71,018	(13,925)	235,906
Notes payable to affiliates	—	—	158,194	(158,194)	—
Other liabilities	—	25,374	5,061	—	30,435
Capital lease obligation	—	2,217	2,147	—	4,364
Long-term debt	—	267,064	—	—	267,064
Deferred income taxes	—	11,667	12,201	—	23,868
Total liabilities	10	485,125	248,621	(172,119)	561,637
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock	1	1	—	(1)	1
Additional paid-in capital	111,249	78,216	32,660	(111,249)	110,876
Treasury stock	(10)	—	—	—	(10)
Accumulated retained earnings (deficit)	—	(31,268)	683	—	(30,585)
Accumulated other comprehensive income	—	790	1,690	—	2,480
Total stockholders’ equity	111,240	47,739	35,033	(111,250)	82,762
Total liabilities and stockholders’ equity	$111,250	$532,864	$283,654	$(283,369)	$644,399

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS  (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and
February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Balance Sheet—Guarantor and Non-Guarantor
As of December 31, 2006 (Successor)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$6,777	$4,380	$—	$11,157
Accounts receivable, net	—	66,840	37,084	—	103,924
Receivable from affiliates	—	9,994	3,440	(13,434)	—
Receivable from suppliers	—	8,980	—	—	8,980
Inventories	—	46,254	20,928	—	67,182
Prepaid expenses and other current assets	—	8,641	2,124	—	10,765
Deferred income tax	—	—	567	(567)	—
Total current assets	—	147,486	68,523	(14,001)	202,008
Notes receivable from affiliates	—	156,728	—	(156,728)	—
Investment in AAG	—	—	96,950	—	96,950
Investment in subsidiary	111,250	—	—	(111,250)	—
Property, plant, and equipment, net	—	130,925	68,713	—	199,638
Goodwill	—	2,112	1,425	—	3,537
Other intangibles, net	—	50,913	27,351	—	78,264
Deferred financing costs	—	6,584	8,010	—	14,594
Other assets	—	2,325	367	—	2,692
Total assets	$111,250	$497,073	$271,339	$(281,979)	$597,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$41,634	$25,146	$—	$66,780
Payable to affiliates	—	2,909	10,525	(13,434)	—
Income taxes payable	—	2,130	518	—	2,648
Deferred income taxes	—	3,023	—	(567)	2,456
Accrued expenses and other current liabilities	—	32,293	6,185	—	38,478
Accrued interest	—	13,617	189	—	13,806
Capital lease obligation	—	481	762	—	1,243
Revolver borrowings	10	40,090	15,617	—	55,717
Total current liabilities	10	136,177	58,942	(14,001)	181,128
Notes payable to affiliates	—	—	156,728	(156,728)	—
Other liabilities	—	25,673	4,994	—	30,667
Capital lease obligation	—	2,343	2,331	—	4,674
Long-term debt	—	266,957	—	—	266,957
Deferred income taxes	—	12,413	12,446	—	24,859
Total liabilities	10	443,563	235,441	(170,729)	508,285
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock	1	1	—	(1)	1
Additional paid-in capital	111,249	78,005	32,660	(111,249)	110,665
Treasury stock	(10)	—	—	—	(10)
Accumulated retained deficit	—	(23,821)	(77)	—	(23,898)
Accumulated other comprehensive income (loss)	—	(675)	3,315	—	2,640
Total stockholders’ equity	111,240	53,510	35,898	(111,250)	89,398
Total liabilities and stockholders’ equity	$111,250	$497,073	$271,339	$(281,979)	$597,683

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS  (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and
February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor
For the Period January 1, 2007 to April 1, 2007 (Successor)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Consolidated
Net sales	$—	$213,792	$105,059	$(27,629)	$291,222
Costs and expenses:
Cost of sales	—	204,049	100,669	(27,629)	277,089
Selling, general, and administrative	—	10,768	3,186	—	13,954
Management fees to affiliates	—	236	83	—	319
Amortization of intangible assets	—	1,705	903	—	2,608
Other income	—	(204)	(681)	—	(885)
Restructuring charges.		1,582	36	—	1,618
Loss on disposal of assets.		58	—	—	58
Mark-to-market on derivatives	—	(1,476)	—	—	(1,476)
Total costs and expenses	—	216,718	104,196	(27,629)	293,285
Income (loss) from operations	—	(2,926)	863	—	(2,063)
Other income (expense):
Interest to affiliates, net	—	4,480	(4,480)	—	—
External interest expense.	—	(9,463)	(430)	—	(9,893)
Deferred financing costs.	—	(285)	(311)	—	(596)
Income from equity method investment in AAG	—	—	4,917	—	4,917
Income (loss) before income taxes	—	(8,194)	559	—	(7,635)
Income tax benefit	—	(746)	(202)	—	(948)
Net income (loss)	$—	$(7,448)	$761	$—	$(6,687)

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS  (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and
February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Combined Statement of Cash Flows—Guarantor and Non-Guarantor
For the Period January 1, 2007 to April 1, 2007 (Successor)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$—	$(7,448)	$761	$—	$(6,687)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	—	5,802	2,467	—	8,269
Amortization of intangible assets	—	1,705	903	—	2,608
Amortization of deferred financing costs	—	285	311	—	596
Amortization of bond discount	—	107	—	—	107
Loss on disposal of assets	—	58	—	—	58
Other	—	2	(2)	—	—
Income from equity method investment in AAG	—	—	(4,917)	—	(4,917)
Stock-based compensation	—	211	—	—	211
Deferred income taxes	—	(746)	(390)	—	(1,136)
Changes in operating assets and liabilities, net of the effect of the acquisition:
Accounts receivable	—	(27,883)	(2,234)	—	(30,117)
Receivable from affiliates	—	3,824	(3,677)	(147)	—
Inventories	—	(20,193)	(4,603)	—	(24,796)
Prepaids and other assets	—	2,575	(670)	—	1,905
Income taxes payable/refundable	—	(1,861)	189	—	(1,672)
Accounts payable	—	(747)	10,163	—	9,416
Accrued expenses and other liabilities	—	3,344	443	—	3,787
Payable to affiliates	—	3,733	(3,876)	143	—
Net cash from operating activities	—	(37,232)	(5,132)	(4)	(42,368)
Cash flows from investing activities
Capital expenditures	—	(5,776)	(1,113)	—	(6,889)
Proceeds from sales of property, plant and equipment	—	(12)	—	—	(12)
Net cash from investing activities	—	(5,788)	(1,113)	—	(6,901)
Cash flows from financing activities
Payments on capital lease obligation	—	(118)	(190)	—	(308)
Revolver borrowings	—	37,850	4,479	—	42,329
Net cash from financing activities	—	37,732	4,289	—	42,021
Effect of changes in foreign exchange rates on cash	—	—	37	4	41
Net change in cash and cash equivalents	—	(5,288)	(1,919)	—	(7,207)
Cash and cash equivalents
Beginning of period	—	6,777	4,380	—	11,157
End of period	$—	$1,489	$2,461	$—	$3,950

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS  (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and
February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS  (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and
February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor
For the Period February 2, 2006 through April 2, 2006 (Successor)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Consolidated
Net sales	$—	$152,682	$71,717	$(13,487)	$210,912
Costs and expenses:
Cost of sales	—	145,419	67,888	(13,487)	199,820
Selling, general, and administrative	—	6,418	2,437	—	8,855
Management fees to affiliates	—	308	—	—	308
Amortization of intangible assets	—	1,261	678	—	1,939
Other expense	—	7	421	—	428
Gain on disposal of assets		(140)	—	—	(140)
Mark-to-market on derivatives	—	1,039	—	—	1,039
Total costs and expenses	—	154,312	71,424	(13,487)	212,249
Income (loss) from operations	—	(1,630)	293	—	(1,337)
Other income (expense):
Interest to affiliates, net	—	2,984	(2,984)	—	—
External interest expense	—	(5,864)	(554)	—	(6,418)
Deferred financing costs	—	(190)	(211)	—	(401)
Income from equity method investment in AAG	—	—	1,143	—	1,143
Affiliated acquisition fees	—	(5,475)	—	—	(5,475)
Loss before income taxes	—	(10,175)	(2,313)	—	(12,488)
Income tax benefit	—	(3,350)	(715)	—	(4,065)
Net loss	$—	$(6,825)	$(1,598)	$—	$(8,423)

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS  (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and
February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Combined Statement of Cash Flows—Guarantor and Non-Guarantor
For the Period January 1, 2006 through February 1, 2006 (Predecessor 2)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Elimination	Combined
Cash flows from operating activities
Net income	$—	$1,268	$371	$—	$1,639
Adjustments to reconcile net income to net cash from operating activities
Depreciation	—	1,966	855	—	2,821
Amortization of intangibles	—	598	322	—	920
Other	—	743	—	—	743
Income from equity method investment in AAG	—	—	(643)	—	(643)
Management fees to affiliates	—	125	—	—	125
Deferred income taxes	—	1,160	(172)	—	988
Changes in operating assets and liabilities
Accounts receivable	—	(9,285)	(2,970)	—	(12,255)
Receivable from affiliates	—	3,212	(1,358)	—	1,854
Inventories	—	(774)	(1,878)	—	(2,652)
Prepaids and other assets	—	(4,621)	937	—	(3,684)
Income taxes payable/refundable	—	(238)	(54)	—	(292)
Checks issued in excess of bank balance	—	(242)	—	—	(242)
Accounts payable	—	(4,674)	(1,912)	—	(6,586)
Accrued expenses and other liabilities	—	18,108	1,690	—	19,798
Payable to affiliates	—	770	42	—	812
Net cash from operating activities	—	8,116	(4,770)	—	3,346
Cash flows from investing activities
Capital expenditures	—	(2,036)	(970)	—	(3,006)
Net cash from investing activities	—	(2,036)	(970)	—	(3,006)
Cash flows from financing activities
Dividends and distributions	—	—	(6,809)	—	(6,809)
Payments on capital lease obligation	—	—	(58)	—	(58)
Net (payments to) collections from affiliates on notes	—	(5,899)	4,279	—	(1,620)
Net cash from financing activities	—	(5,899)	(2,588)	—	(8,487)
Effect of changes in foreign exchange rates on cash	—	—	(27)	—	(27)
Net change in cash and cash equivalents	—	181	(8,355)	—	(8,174)
Cash and cash equivalents
Beginning of period	—	—	9,366	—	9,366
End of period	$—	$181	$1,011	$—	$1,192

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and
February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Cash Flows—Guarantor and Non-Guarantor
For the Period February 2, 2006 through April 2, 2006 (Successor)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$—	$(6,825)	$(1,598)	$—	$(8,423)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	—	4,180	1,743	—	5,923
Amortization of intangible assets	—	1,261	678	—	1,939
Amortization of deferred financing costs	—	190	211	—	401
Amortization of bond discount	—	72	—	—	72
Gain on disposal of assets	—	(140)	—	—	(140)
Other	—	16	2	—	18
Income from equity method investment in AAG	—	—	(1,143)	—	(1,143)
Deferred income taxes	—	(5,121)	(781)	—	(5,902)
Changes in operating assets and liabilities, net of the effect of the acquisition:
Accounts receivable	—	(26,598)	(12,051)	—	(38,649)
Receivable from affiliates	—	(3,078)	(979)	4,057	—
Inventories	—	(7,729)	59	—	(7,670)
Prepaids and other assets	—	145	(376)	—	(231)
Income taxes payable/refundable	—	1,778	(278)	—	1,500
Checks issued in excess of bank balance	—	3,034	—	—	3,034
Accounts payable	—	19,030	19,291	—	38,321
Accrued expenses and other liabilities	—	(2,082)	(434)	—	(2,516)
Payable to affiliates	—	666	3,455	(3,971)	150
Net cash from operating activities	—	(21,201)	7,799	86	(13,316)
Cash flows from investing activities
Capital expenditures	—	(3,680)	(1,491)	—	(5,171)
Proceeds from sales of property, plant and equipment	—	140	—	—	140
Cash paid for acquisition	(111,250)	(361,665)	(216,741)	271,400	(418,256)
Payment of acquisition transaction costs	—	(1,735)	—	—	(1,735)
Net cash from investing activities	(111,250)	(366,940)	(218,232)	271,400	(425,022)
Cash flows from financing activities
Dividends and distributions	—	—	21	—	21
Payments on capital lease obligation	—	(37)	(117)	—	(154)
Borrowings (repayments)	—	21,000	(3,474)	—	17,526
Revolver borrowings, acquisition	—	40,839	28,000	—	68,839
Borrowings on long-term debt, acquisition	—	266,563	160,150	(160,150)	266,563
Capital contributions	111,250	81,648	29,602	(111,250)	111,250
Debt issuance costs	—	(21,630)	—	—	(21,630)
Net cash from financing activities	111,250	388,383	214,182	(271,400)	442,415
Effect of changes in foreign exchange rates on cash	—	—	(66)	(86)	(152)
Net change in cash and cash equivalents	—	242	3,683	—	3,925
Cash and cash equivalents
Beginning of period	—	—	—	—	—
End of period	$—	$242	$3,683	$—	$3,925

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through April 1, 2007, January 1, 2006 through February 1, 2006 and
February 2, 2006 through April 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 19—SUBSEQUENT EVENT

On May 15, 2007 the Company sold its 25% equity holding in Asia Aluminum Group Limited (AAG) to OK Spring Roll Limited Partnership, an investment vehicle in association with ORIX Corporation. The Company received $153.2 million in cash, plus $2.0 million of special dividends.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of our results of operations covers periods before the Transactions in some cases. Accordingly, the discussion and analysis of these periods does not reflect the subsequent impact that the Honeywell Acquisition and the Transactions have had on our financial condition, results of operations and cash flows, including, in the case of the Transactions, our significantly increased debt levels and liquidity requirements. You should read the following discussion and analysis in conjunction with the information set forth under “Unaudited Pro Forma Condensed Combined Financial Data” set forth in exhibit 99 to this annual report on Form 10-Q and our combined financial statements and the notes to those statements included elsewhere in this report.

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A. Risk Factors” set forth in our annual report on Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled “Item 1A. Risk Factors,” set forth in our annual report on Form 10-K , “Unaudited Pro Forma Condensed Combined Financial Data,” set forth in exhibit 99.1 to this report and our combined financial statements and related notes thereto included elsewhere in this report. See “Forward-Looking Statements.”

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

As a result of the Transactions, we substantially increased our debt levels in comparison to historical periods. As a result, our interest expense will increase significantly in the periods following the consummation of the Transactions. As of April 1, 2007, we had $371.0 million of outstanding indebtedness (excluding unused availability of $91.3 million under our revolving credit facility). For the three months ended April 1, 2007, our interest expense was $9.9 million. See our annual report on Form 10-K “Item 1A. Risk Factors—Our substantial amount of indebtedness following this offering may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness, including the notes.”

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

The historical combined financial statements included in this document include amounts specifically attributable to Indalex’s operations and a portion of Novar plc’s or Honeywell’s, as applicable, shared corporate general and administrative expenses, consisting of certain risk management, tax, legal and treasury services. In addition, a portion of Novar plc’s and Honeywell’s, as applicable, shared corporate general and administrative expenses that were not specifically identifiable to Indalex’s operations have been allocated to Indalex. Amounts allocated to Indalex are recorded in the income statements of Predecessor 1 and Predecessor 2 as “Management fees to affiliates.” Subsequent to the Holdings Acquisition, “Management fees to affiliates” reflects the management fee paid to Sun Capital as described below. In connection with the Holdings Acquisition, substantially all of the legacy corporate functions of Honeywell that were employed with respect to Indalex’s operations were retained by Honeywell. We now perform those services internally or through arrangements with third parties, and the costs are reflected in “Management fees to affiliates” and in additional “Selling, general and administrative expenses” in our income statements. The amount allocated by Novar plc and Honeywell for 2005 was $1.1 million.

In connection with the registration of our 11½% second-priority senior secured notes, we became subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. In anticipation of the issuance of the exchange notes, we have begun to incur substantial additional one time and ongoing costs as a result of having to comply with the Exchange Act and the Sarbanes-Oxley Act. See “Risk Factors—We will incur substantial ongoing costs to comply with federal securities law requirements.” in our annual report on Form 10-K. In addition, we pay Sun Capital Partners Management III, LP, an affiliate of our equity sponsor, a management fee equal to the greater of (a) $1 million and (b) 2% of our EBITDA (as defined in the management services agreement) for a given fiscal year. We will also reimburse Sun Capital Partners Management III, LP for all reasonable out-of-pocket fees and expenses it incurs in performing financial and management consulting services under the management services agreement. See our annual report on Form 10-K “Certain Relationships and Related Transactions—Management Services Agreement,” “Unaudited Pro Forma Condensed Combined Financial Data” and “Risk Factors—We may experience difficulties operating as a stand alone company.”

For all periods presented prior to February 2, 2006, Indalex’s operations, excluding Indalex Limited and its subsidiaries, were included in the consolidated income tax returns of Novar USA Holdings Inc. The respective state corporate tax returns of each subsidiary were filed on a separate or combined entity basis. However, in the historical combined financial statements included in this report, income taxes have been provided based on a calculation of the income tax expense that would have been incurred if we had operated as a separate taxpayer. Indalex Limited and each of its subsidiaries filed separate tax returns. Income taxes have been provided for all items included in the combined statements of income included herein, regardless of when such items were reported for tax purposes or when the taxes were actually paid or refunded. From February 2, 2006, Indalex has filed taxes as a stand-alone company and taxes have been provided for accordingly.

AAG Investment

We owned a 25.01% interest in Asia Aluminum Group, an aluminum extruder in China, as a result of an investment made in 2001. Under the equity method of accounting, we recorded income from the investment in AAG of $14.8 million, $10.9 million $12.5 million and $4.9 million in 2004, 2005, 2006 and the three months ended April 1, 2007, respectively.

The dividends we received from AAG have also benefited our cash flow. Pursuant to the shareholders agreement with AAG, we were entitled to receive dividends equal to our approximately 25% share of at least 40% of AAG’s net realized profits. Our proportionate share of these dividends was $3.1 million, $4.6 million and $4.9 million for AAG’s fiscal years ending June 30, 2003, 2004 and 2005, respectively. Cash dividends declared in respect of a fiscal period are sometimes paid in a subsequent period. We recognized these dividends in our cash flow statement in the period in which these dividends were received. Dividends declared by AAG in respect of earnings for AAG’s fiscal year ended June 30, 2004 were not paid until 2005 and dividends declared by AAG in respect of earnings for AAG’s fiscal year ended June 30, 2005 were not paid until the second quarter of 2006. We received $3.9 million of dividends declared for AAG’s fiscal year ended June 30, 2006 in the second quarter of 2007.

On May 15, 2007 the Company sold its 25% equity holding in Asia Aluminum Group Limited (AAG) to OK Spring Roll Limited Partnership, an investment vehicle in association with ORIX Corporation. The Company received $153.2 million in cash, plus $2.0 million of special dividends. Proceeds from the sale of our equity holding in AAG will be allocated in accordance with the terms of the indenture governing our 11 1/2 % second-priority Senior Secured Notes.

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

Demand for our products in the residential building and construction end-user market is driven by new residential construction and remodeling activity, which are impacted by demographic trends, interest rate levels and overall economic conditions. In recent years, we have experienced strong demand in this end-user market due to strong new housing starts, the increasing size of new homes and increased remodeling and repair activity. However, after showing strong growth during recent years, that market slowed considerably during the second half of 2006, and our shipments to that market were down 26% in the fourth quarter of 2006 as compared to the fourth quarter of 2005. According to data published by the U.S. Census Bureau, housing starts in the United States were down 30% year over year in the first three months of 2007. Remodeling activity has slowed as well. We continue to believe that there is good long-term growth potential for the residential building and construction market, but we cannot be certain of when the current downturn in this market will end.

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

We separately negotiate the billet premium we pay, and changes in the billet premium we pay affect our gross margin. We charge our customers a “conversion price,” which is based upon our costs to produce, including non-aluminum raw materials costs, the billet premium we pay, shipping costs and what we charge for our services. We change the conversion price periodically to reflect changes in competitive pricing or escalating costs, or to enhance our operating margin, which can have a positive impact on our profitability. Conversion price adjustments were relatively infrequent until 2004. Since that time, increasing raw material, freight and energy costs have resulted in more frequent conversion price changes. Some of our conversion price increases have not been well-received by our customers. For example, in 2004, we raised our conversion prices due to billet shortages, and in 2005, we selectively scaled back some conversion prices in response to customer feedback. More recent price increases implemented in 2006 have been generally well accepted.

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

Globalization of the aluminum extrusion industry also represents an opportunity for us to outsource high volume labor-intensive extrusions to lower-cost providers. We outsourced approximately 4% of our shipment volume in the three months ended April 1, 2007 to aluminum extruders in China. Outsourcing to China has increased our shipment volume of lower-margin products and has increased our total operating profit.

Restructuring

We incurred restructuring expense of $1.6 million in the three months ended April 1, 2007, of which $1.3 million was related to the upcoming closure of our Watsonville, California plant, which will be closed in May of 2007. $0.3 million was related to an overhead restructuring program, which resulted in the termination of ten people.

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

Unaudited Pro Forma Condensed Combined Financial Data

We derived unaudited pro forma condensed combined financial data by applying pro forma adjustments to the historical combined financial statements of Indalex included elsewhere in this report. The unaudited pro forma condensed combined statements of operations data for the periods presented give effect to the Honeywell Acquisition and the Transactions, including the offering of the outstanding notes, and the application of the net proceeds therefrom, as if the Honeywell Acquisition and the Transactions had occurred at the beginning of the periods presented. For a description of the assumptions underlying the adjustments to the pro forma condensed combined financial data, please see Exhibit 99.1—Unaudited Pro Forma Condensed Combined Financial Data.

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

Results of Operations—Three months Ended April 1, 2007

The following table sets forth the results of operations of Predecessor 2 for period from January 1, 2006 to February 1, 2006, and Successor for the period from February 2, 2006 to April 2, 2006, and the three months ended April 1, 2007, all of which have been derived from the unaudited consolidated and combined financial statements included elsewhere in this report.

	Predecessor 2	Successor	Successor	Pro Forma
	Period from January 1, 2006 to February 1, 2006	Period from February 2, 2006 to April 2, 2006	Three Months Ended April 1, 2007	Three Months Ended April 2, 2006(1)
	(Dollars and pounds in thousands)
Statement of income data:
Net sales	$100,019	$210,912	$291,222	$310,931
Costs and expenses:
Cost of sales	95,127	199,820	277,089	287,184
Selling, general and administrative	5,548	8,855	13,954	13,940
Management fees to affiliates	125	308	319	408
Amortization of intangibles	920	1,939	2,608	2,903
Other (income) expense	195	428	(885)	623
Restructuring charges	—	—	1,618	—
(Gain) loss on disposal of assets	—	(140)	58	(140)
Mark-to-market on derivatives	(3,619)	1,039	(1,476)	(2,580)
Total costs and expenses	98,296	212,249	293,285	302,338
Income (loss) from operations	1,723	(1,337)	(2,063)	8,593
Other income (expense):
External interest—net	(24)	(6,418)	(9,893)	(9,503)
Deferred financing costs	—	(401)	(596)	(603)
Income from equity method investment in AAG	643	1,143	4,917	1,786
Affiliated acquisition fees	—	(5,475)	—	(5,475)
Income (loss) before income taxes	2,342	(12,488)	(7,635)	(5,202)
Income tax (benefit) provision	703	(4,065)	(948)	(1,675)
Net income (loss)	$1,639	$(8,423)	$(6,687)	$(3,527)
Selected operating data:
Pounds shipped	52,456	120,683	147,824	173,139

(1)          Please see “Exhibit 99.1—Unaudited Pro Forma Condensed Combined Financial Data” for more information.

Three months Ended April 1, 2007 Compared to Pro Forma Three months Ended April 2, 2006

Net sales

Net sales decreased by $19.7 million, or 6.3%, from $310.9 million in the pro forma three months ended April 2, 2006 to $291.2 million in the three months ended April 1, 2007. Shipment volume fell 14.6% as a result of weak market demand, particularly in the Residential Building and Construction and Distribution end-user markets. Net sales were positively impacted by higher average base aluminum prices that are largely passed on to our customers. Base aluminum prices increased on average by 13.0% in the three months ended April 1, 2007 as compared to the pro forma three months ended April 2, 2006. The decrease in the relative value of the Canadian dollar versus the U.S. dollar resulted in a $1.0 million decrease in net sales.

Cost of sales

Cost of sales decreased by $10.1 million, or 3.5%, from $287.2 million in the pro forma three months ended April 2, 2006 to $277.1 million in the three months ended April 1, 2007, due primarily to lower volume, but partially offset by higher base metal costs, and higher unit freight, natural gas and electricity costs. Unit labor costs were slightly lower in the three months ended April 1, 2007 as compared to the pro forma three months ended April 2, 2006. Application of LIFO valuation to inventories resulted in a $0.2 million increase in cost of sales. Depreciation decreased by $0.5 million, or 5.4%, in the three months ended April 1, 2007, primarily due to the elimination of depreciation on our Winton and Watsonville facilities.

Selling, general and administrative expenses

Selling, general and administrative expenses were $14.0 million in the three months ended April 1, 2007, the same as the pro forma three months ended April 2, 2006. Higher stand alone costs were offset by lower employee incentive compensation and bad debt expense.

Management fees to affiliates

Management fees to affiliates decreased by $0.1 million, or 21.9%, from $0.4 million in the pro forma three months ended April 2, 2006 to $0.3 million in the three months ended April 1, 2007, because our EBITDA was lower. Management fees to affiliates reflects expenses of $1.0 million annually, or 2% of our EBITDA, whichever is greater, payable to an affiliate of Sun Capital Partners.

Amortization of intangibles

Amortization of intangibles decreased by $0.3 million, or 10.2%, from $2.9 million in the pro forma three months ended April 2, 2006 to $2.6 million in the three months ended April 1, 2007. The decrease was due to the use of the declining balance method for amortization. The amortization expense was incurred as a result of the application of purchase accounting in connection with the Honeywell Acquisition and the Indalex Holdings Acquisition, which resulted in an increase in the value of a trademark and our customer lists.

Other (income) expense

Other income in the three months ended April 1, 2007 was $0.9 million, which consisted primarily of income related to foreign currency gains of $0.7 million for certain of our Canadian assets and liabilities due to decreases in the Canadian dollar versus the U.S. dollar.

In the pro forma three months ended April 2, 2006, other expense was $0.6 million, which included expenses related to foreign currency losses of $0.6 million for certain of our Canadian assets and liabilities due to increases in the Canadian dollar versus the U.S. dollar.

Restructuring charges

In the three months ended April 1, 2007, we recorded restructuring charges of $1.3 million related to the closure of our Watsonville, California facility and restructuring charges of $0.3 million related to an overhead restructuring program.

(Gain) loss on disposal of assets

In the three months ended April 1, 2007, we recorded a loss of $0.1 million related to the disposal of equipment at our closed Fostoria, Ohio facility. In the pro forma three months ended April 2, 2006, we recorded gains of $0.1 million incurred in the ordinary course of business.

Mark-to-market on derivatives

In accordance with FAS 133, we recorded a gain on our forward aluminum hedging contracts of $1.5 million in the three months ended April 1, 2007 due to higher market prices in relation to the price at which we established our hedges. In the pro forma three months ended April 2, 2006, we recorded a gain on our derivatives of $2.6 million due to higher market prices in relation to the price at which we established our hedges.

Income (loss) from operations

Income from operations decreased by $10.7 million, from $8.6 million in the pro forma three months ended April 2, 2006 to a loss of $2.1 million in the three months ended April 1, 2007, primarily as a result of the decrease in sales, combined with the increase in restructuring expense and the reduced mark-to-market gain.

Interest expense

Interest expense increased by $0.4 million, from $9.5 million in the pro forma three months ended April 2, 2006 to $9.9 million in the three months ended April 1, 2007. The increase was primarily caused by penalty interest payments on the 11 1/2% Notes, due to delays in registering the Notes with the SEC. In addition, the average interest rate on our revolver borrowings was higher in the three months ended April 1, 2007 than it was in the pro forma three months ended April 2, 2006.

Deferred financing costs

Amortization expense for deferred financing costs of $0.6 million is included in deferred financing costs for the three months ended April 1, 2007 and the pro forma three months ended April 2, 2006.

Income from equity method investment in AAG

Income from our equity investment in AAG increased by $3.1 million, from $1.8 million in the pro forma three months ended April 2, 2006 to $4.9 million in the three months ended April 1, 2007 as their volume increased significantly due to the completion of their new production facility.

Affiliated acquisition fees

In the pro forma three months ended April 2, 2006, we incurred affiliated acquisition expenses of $5.5 million related to the Transactions, payable to Sun Capital.

Income tax (benefit) provision

We recorded a tax benefit of $0.9 million in the three months ended April 1, 2007 compared to a tax benefit in the pro forma three months ended April 2, 2006 of $1.7 million. The primary reason for the decrease in the income tax benefit was deferred tax benefits for the three months ended April 2, 2006.

Liquidity and Capital Resources

Cash Flows

Operating activities

Net cash used in operations was $42.4 million in the three months ended April 1, 2007, primarily as a result of higher accounts receivable and higher inventories, partially offset by higher accounts payable. Accounts receivable, inventories, and accounts payable typically increase in the first three months of the year, due to seasonal volume increases. For the period from January 1, 2006 to February 1, 2006, cash flow from operations was $3.3 million, primarily as a result of higher accrued expenses, partially offset by an increase in accounts receivable. For the period from February 2, 2006 to April 2, 2006, cash used in operations was $13.3 million, as higher accounts receivable and inventories were partially offset by higher accounts payable.

Investing activities

Net cash used in investing activities was $6.9 million in the three months ended April 1, 2007, as a result of capital expenditures of $6.9 million. For the period from January 1, 2006 to February 1, 2006, cash used in investing activities was $3.0 million, and consisted solely of capital expenditures. For the period from February 2, 2006 to April 2, 2006, net cash used in investing activities was $425.0 million. The acquisition used $420.0 million in the period from February 2, 2006 to April 2, 2006, including $418.3 million for the acquisition and $1.7 million of acquisition transaction costs. Capital expenditures were $5.2 million for the period from February 2, 2006 to April 2, 2006.

Financing activities

Net cash from financing activities was $42.0 million in the three months ended April 1, 2007, consisting primarily of revolver borrowings of $42.3 million. Net cash used in financing activities was $8.5 million for the period from January 1, 2006 to February 1, 2006, primarily consisting of a dividend of $6.8 million paid to Honeywell during the period. In the period from February 2, 2006 to April 2, 2006, cash from financing activities was $442.4 million, consisting of borrowings on long-term debt of $266.6 million, capital contributions of $111.3 million, and revolver borrowings of $86.4 million, partially offset by debt issuance costs of $21.6 million.

The primary sources of liquidity for our business are cash flow generated from operations and borrowings under our revolving credit facility. We expect that our principal uses of cash will be debt service requirements, working capital and capital expenditures.

Debt and Commitments

We have significant debt service obligations. As of April 1, 2007, we had outstanding $371.0 million in aggregate indebtedness, with an additional $91.3 million of borrowing capacity available under our revolving credit facility, net of $10.4 million of outstanding letters of credit, which reduce availability. Our liquidity requirements are significant, primarily due to debt service requirements and the cyclicality of our business. Our cash interest payments for the three months ended April 1, 2007 were $17.1 million.

Revolving Credit Facility

The revolving credit facility provides for a first-priority secured five-year asset-based revolving credit facility in an aggregate principal amount of up to $200.0 million, all of which is available in the form of loans denominated in U.S. dollars to Indalex Holding Corp. and up to $80.0 million of which is available as a revolving credit sub-facility in the form of loans denominated in Canadian dollars and loans denominated in U.S. dollars to Indalex Limited or bankers’ acceptances denominated in Canadian dollars, subject in each case to the borrowing base limitations described below. Up to an aggregate of $30.0 million will be available to Indalex Holding Corp., Indalex Limited and subsidiaries of Indalex Holding Corp., to the extent that Indalex Holding Corp. or Indalex Limited is a co-applicant, for the issuance of letters of credit. As of April 1, 2007, borrowings under the revolving credit facility bore interest at a weighted average rate of 7.3%.

We used the borrowings under the revolving credit facility, together with the proceeds of the cash equity contribution and the proceeds of the offering of the 11 1/2% Notes, to pay the purchase price of the Indalex Holdings Acquisition, to pay the fees and expenses in connection with the Transactions and for general corporate purposes, including working capital.

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

11 1/2% Second-Priority Senior Secured Notes due 2014

Indalex Holding Corp. issued 11 1/2% second-priority senior secured notes due 2014 (the “notes”) on February 2, 2006. The notes will mature in 2014 and are guaranteed on a second priority secured basis by each of our domestic subsidiaries that incurs indebtedness, and each of our foreign subsidiaries that enters into a guarantee of any of our senior indebtedness (other than indebtedness incurred by another foreign subsidiary). On the closing date, the notes were guaranteed by each of our domestic subsidiaries and none of our foreign subsidiaries. Interest on the notes is payable semi annually in cash.

The notes are secured by a second priority lien on substantially all Indalex Holding Corp.’s and the guarantors’ assets to the extent that such assets secure the borrowings under our revolving credit facility and a second priority pledge of 100% of Indalex Holding Corp.’s and its domestic subsidiaries’ capital stock and 65% of the capital stock of our foreign subsidiaries directly owned by Indalex Holding Corp. or any domestic subsidiary, in each case, subject to certain limitations, including the limitation that the capital stock will constitute collateral securing the notes only to the extent that such capital stock can secure the notes without Rule 3-16 of Regulation S-X under the Securities Act requiring us to file separate financial statements with the SEC or any other governmental agency (the “collateral cutback provision”).

The collateral under the security documents includes the capital stock of the following companies: Indalex Holding Corp., Indalex Inc., Indalex Limited, Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. In accordance with the collateral cutback provision, the collateral securing the notes and the related guarantees includes shares of capital stock only to the extent that the applicable value of such capital stock, determined on an entity-by-entity basis, is less than 20% of the principal amount of the notes outstanding. The applicable value of the capital stock of any entity is deemed to be the greatest of its par value, book value or market value. The book value and market value of the capital stock of each of Indalex Holding Corp. and Indalex Inc. exceeded 20% of the principal amount of the notes as of April 1, 2007. As a result, the pledge of the capital stock of these entities with respect to the notes is limited to capital stock of each such entity with an applicable value of less than 20% of the principal amount of the notes, or $54.0 million.

The capital stock of the following companies does not constitute collateral under the security documents: Indalex UK Limited, Indalex Holdings (B.C.) Ltd., 6326765 Canada Inc., Novar Inc. and Asia Aluminum Group Ltd.

As of April 1, 2007, the book value of each company whose capital stock constitutes collateral under the security documents is as follows:

•       Indalex Holding Corp.—$82.8 million.

•       Indalex Inc.—$90.5 million.

•       Indalex Limited—$35.0 million, of which 65%, or $22.8 million, constitutes collateral under the terms of the security documents.

•       Dolton Aluminum Company, Inc.—$0 million.

•       Caradon Lebanon Inc.—$0 million.

In the case of Indalex Holding Corp. and Indalex Inc., the applicable value capital stock that constitutes collateral under the security documents is limited to less than $54.0 million under the collateral cutback provision.

The Company determined the book value of each company whose capital stock constitutes collateral under the security documents based on the book value of the equity securities of each such company as carried on the Company’s balance sheet as of April 1, 2007 prepared in accordance with U.S. GAAP.

Management estimated that the market value of the capital stock of Indalex Limited as of April 1, 2007 was $95.1 million, of which 65%, or $61.8 million, constitutes collateral under the terms of the security documents. The market value of the capital stock of each of Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. is zero because there are no assets held by these entities.

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

As of April 1, 2007, the book value of capital stock, as a percentage of the principal amount of the notes, of each entity whose capital stock constitutes collateral exceeding 10% of the principal amount of the notes was as follows:

•       Indalex Holding Corp.—ratio of (i) book value of the Company’s investment in Indalex Holding Corp. ($82.8 million) to (ii) principal amount of notes ($270.0 million) equals 30.7%.

•       Indalex Inc.—ratio of (i) book value of Indalex Holding Corp.’s investment in Indalex Inc. ($90.5 million) to (ii) principal amount of notes ($270.0 million) equals 33.5%.

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

As of April 1, 2007, the net book value of the capital stock securing the notes was $67.6 million and the book value of all other property and assets securing the notes was $303.1 million.

Capital expenditures

We made $6.9 million in capital expenditures in the three months ended April 1, 2007. Our spending was for dies, quality and efficiency projects and replacement projects, and included $1.2 million related to an expansion at our Connersville, Indiana plant; $0.7 million related to a capacity expansion at our Modesto, California plant; $0.5 million for billet casting upgrades at our City of Industry, California plant; and $0.4 million for a billet furnace and saw at our Elkhart, Indiana plant.

We believe that funds generated from operations and anticipated borrowing capacity under our revolving credit facility will be adequate to fund debt service requirements, capital expenditures and working capital requirements. Our ability to continue to fund these items may be affected by general economic, financial, competitive, legislative and regulatory factors outside of our control.

We believe that our current financial position and financing plans will provide flexibility in financing activities and permit us to respond to changing conditions in credit markets. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the 11 1/2% Notes, or to fund our other liquidity needs.

Contractual obligations summary

The following table reflects our contractual obligations and commitments as of April 1, 2007.

Contractual Obligations and Commitments by Fiscal Year

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Letters of credit	$10.4	—	—	—	$10.4
Revolving credit facility	$98.3	—	—	$98.3	—
Operating leases	$6.2	$1.7	$3.1	$1.3	$0.1
Capital leases	$6.3	$1.2	$3.5	$1.6	—
Purchase obligations	$422.6	$307.5	$115.1	—	—
Long-term debt	$270.0	—	—	—	$270.0
Fixed interest payments	$217.4	$31.1	$62.1	$62.1	$62.1
Total	$1,031.2	$341.5	$183.8	$163.3	$342.6

The table above does not reflect variable rate interest payments on our revolving credit facility. Based on the weighted average interest rate of 7.3% and outstanding borrowings of $98.3 million as of April 1, 2007, our annual variable interest rate payments would be $7.2 million.

The table above does not reflect any potential guarantees of indebtedness of AAG.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposure to market risk since December 31, 2006.

ITEM 4.                CONTROLS AND PROCEDURES

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

PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. We believe that the outcome of each such proceeding or claim which is pending or known to be threatened will not have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 1A.   RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our annual report on form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Indalex Holding Corp. and Holdings during the first three months of 2007.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

SIGNATURES

The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 2007.

Indalex Holdings Finance, Inc.

By:	/s/ Timothy R.J. Stubbs
Timothy R.J. Stubbs
Its:	President and Chief Executive Officer

By:	/s/ Michael E. Alger
Michael E. Alger
Its:	Executive Vice President, Secretary,
Treasurer and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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