Form 10-Q
period 2007-07-01
INDALEX HOLDINGS FINANCE INC
filed 2007-08-10
CIK 1351667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number:  333-138178

INDALEX HOLDINGS FINANCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	3350	20-3730880
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification No.)

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

The number of shares of the registrant’s common stock outstanding as of July 24, 2007 was 1,000,024.

INDALEX HOLDINGS FINANCE, INC.
CONSOLIDATED BALANCE SHEETS

As of July 1, 2007 and December 31, 2006
(Dollars in thousands)
(Unaudited)

	July 1, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$2,411	$11,157
Accounts receivable, less allowance of $5,421 in 2007 and $4,462 in 2006	137,898	103,924
Receivable from suppliers	7,783	8,980
Inventories	98,327	67,182
Prepaid expenses and other current assets	11,439	10,765
Total current assets	257,858	202,008
Investment in AAG	—	96,950
Property, plant, and equipment, net	198,369	199,638
Goodwill.	3,537	3,537
Other intangibles, net	73,135	78,264
Deferred financing costs.	10,624	14,594
Other assets	1,582	2,692
Total assets	$545,105	$597,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$81,037	$66,780
Income taxes payable	1,177	2,648
Deferred income taxes	2,402	2,456
Accrued expenses and other current liabilities	42,600	38,478
Accrued interest	11,075	13,806
Capital lease obligation	1,374	1,243
Revolver borrowings.	107,500	55,717
Total current liabilities.	247,165	181,128
Other liabilities	29,376	30,667
Capital lease obligation	4,182	4,674
Long-term debt	195,980	266,957
Deferred income taxes	31,882	24,859
Total liabilities.	508,585	508,285
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock ($.001 par value per share). Authorized shares 2,900,000.
Issued and oustanding 1,000,114	1	1
Additional paid-in capital.	34,440	110,665
Treasury stock, 90 shares at $111.11 per share	(10)	(10)
Accumulated retained deficit.	(523)	(23,898)
Accumulated other comprehensive income.	2,612	2,640
Total stockholders’ equity.	36,520	89,398
Total liabilities and stockholders’ equity.	$545,105	$597,683

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and
February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
				July 2, 2006
	July 1, 2007	July 2, 2006	July 1, 2007	Jan 1-Feb 1	Feb 2-July 2
	(Successor)	(Successor)	(Successor)	(Predecessor 2)	(Successor)
Net sales	$304,806	$353,023	$596,028	$100,019	$563,935
Costs and expenses:
Cost of sales	286,739	323,758	563,828	95,127	523,578
Selling, general, and administrative	12,974	15,849	26,928	5,548	24,704
Management fees to affiliates.	250	681	569	125	989
Amortization of intangible assets	2,521	2,935	5,129	920	4,874
Other expense	1,532	800	647	195	1,228
Restructuring charges	469	—	2,087	—	—
Impairment of long-lived assets	223	487	223	—	487
Loss on disposal of assets	62	143	120	—	3
Mark-to-market on derivatives	560	(257)	(916)	(3,619)	782
Total costs and expenses	305,330	344,396	598,615	98,296	556,645
Income (loss) from operations	(524)	8,627	(2,587)	1,723	7,290
Other income (expense):
External interest expense	(9,814)	(9,643)	(19,707)	(24)	(16,061)
Deferred financing costs	(616)	(609)	(1,212)	—	(1,010)
Interest income	373	—	373	—	—
Loss on redemption of notes	(7,149)	—	(7,149)	—	—
Income from equity method investment in AAG	4,020	1,282	8,937	643	2,425
Gain on sale of equity method investment in AAG	51,242	—	51,242	—	—
Affiliated acquisition fees	—	—	—	—	(5,475)
Income (loss) before income taxes	37,532	(343)	29,897	2,342	(12,831)
Income tax provision (benefit)	7,470	45	6,522	703	(4,020)
Net income (loss)	$30,062	$(388)	$23,375	$1,639	$(8,811)

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and
February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
				July 2, 2006
	July 1, 2007	July 2, 2006	July 1, 2007	Jan 1- Feb 1	Feb 2- July 2
	(Successor)	(Successor)	(Successor)	(Predecessor 2)	(Successor)
Cash flows from operating activities
Net income (loss).	$30,062	$(388)	$23,375	$1,639	$(8,811)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	8,692	8,813	16,961	2,821	14,736
Amortization of intangible assets	2,521	2,935	5,129	920	4,874
Amortization of deferred financing costs	616	609	1,212	—	1,010
Amortization of bond discount	108	107	215	—	179
Loss on disposal of assets.	62	143	120	—	3
Impairment of long-lived assets	223	487	223	—	487
Other	73	9	73	743	27
Income from equity method investment in AAG	(4,020)	(1,282)	(8,937)	(643)	(2,425)
Dividends from equity method investment in AAG	5,895	4,891	5,895	—	4,891
Gain on sale of equity method investment in AAG.	(51,242)	—	(51,242)	—	—
Loss on redemption of notes	7,149	—	7,149	—	—
Stock-based compensation	191	516	402	—	516
Management fees to affiliates	—	—	—	125	—
Deferred income taxes.	6,541	(1,552)	5,405	988	(7,454)
Changes in operating assets and liabilities, net of the effect of the acquisition:
Accounts receivable	377	(2,919)	(29,740)	(12,255)	(41,568)
Receivable from affiliates	—	—	—	1,854	—
Inventories	(3,923)	(6,632)	(28,719)	(2,652)	(14,302)
Prepaids and other assets	106	2,459	2,011	(3,684)	2,228
Income taxes payable/refundable	127	1,988	(1,545)	(292)	3,488
Checks issued in excess of bank balance	—	(2,025)	—	(242)	1,009
Accounts payable	1,418	4,849	10,834	(6,586)	43,170
Accrued expenses and other liabilities	(4,681)	290	(894)	19,798	(2,226)
Payable to affiliates	—	280	—	812	430
Net cash from operating activities	295	13,578	(42,073)	3,346	262
Cash flows from investing activities
Capital expenditures.	(9,199)	(5,443)	(16,088)	(3,006)	(10,614)
Proceeds (disposal costs) from sales of property, plant and equipment	2	44	(10)	—	184
Proceeds from sale of equity method investment in AAG	151,234	—	151,234	—	—
Cash paid for acquisition	—	—	—	—	(418,256)
Payment of acquisition transaction cost.	—	—	—	—	(1,735)
Net cash from investing activities	142,037	(5,399)	135,136	(3,006)	(430,421)
Cash flows from financing activities
Dividends and distributions	(76,627)	(21)	(76,627)	(6,809)	—
Payments on capital lease obligation.	(307)	(287)	(615)	(58)	(441)
Revolver borrowings (repayments)	9,059	(2,777)	51,388	—	9,197
Net payments to affiliates on notes	—	—	—	(1,620)	—
Redemption of notes.	(75,542)	—	(75,542)	—	—
Revolver borrowings, acquisition.	—	—	—	—	68,839
Borrowings on long-term debt, acquisition.	—	—	—	—	266,563
Capital contributions	—	—	—	—	111,250
Debt issuance costs.	—	(736)	—	—	(16,814)
Net cash from financing activities	(143,417)	(3,821)	(101,396)	(8,487)	438,594
Effect of changes in foreign exchange rates on cash.	(454)	409	(413)	(27)	257
Net change in cash and cash equivalents	(1,539)	4,767	(8,746)	(8,174)	8,692
Cash and cash equivalents
Beginning of period	3,950	3,925	11,157	9,366	—
End of period.	$2,411	$8,692	$2,411	$1,192	$8,692
Supplemental cash flow information:
Cash paid for interest	$4,754	$1,888	$21,850	$18	$1,996
Cash paid (refunded) for income taxes	796	(10)	2,655	—	—
Supplemental disclosure of non cash investing activities:
Property and equipment acquired under a capital lease	$—	$—	$—	$—	$3,198
Supplemental disclosure of acquisition of a business:
Fair value of assets acquired	$—	$—	$—	$—	$627,568
Fair value of liabilities assumed	—	—	—	—	209,312
Cash paid for acquisition	$—	$—	$—	$—	$418,256

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period January 1, 2007 through July 1, 2007
(Dollars in thousands)
(Unaudited)

				Accumulated	Accumulated
		Additional		Retained	Other
	Common	Paid-in	Treasury	Earnings	Comprehensive
	Stock	Capital	Stock	(Deficit)	Income (Loss)	Total
January 1, 2007	$1	$110,665	$(10)	$(23,898)	$2,640	$89,398
Net income.	—	—	—	23,375	—	23,375
Dividends and distributions	—	(76,627)	—	—	—	(76,627)
Stock-based compensation	—	402	—	—	—	402
Translation adjustment	—	—	—	—	(28)	(28)
July 1, 2007.	$1	$34,440	$(10)	$(523)	$2,612	$36,520

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Periods January 1, 2006 through February 1, 2006 and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Predecessor 2 balance, January 1, 2006	$391	$411,515	$9,712	$1,488	$423,106
Dividends and distributions	—	(12,708)	—	—	(12,708)
Divestiture incentive payment.	—	743	—	—	743
Net income.	—	—	1,639	—	1,639
Management fees to affiliates	—	125	—	—	125
Translation adjustment	—	—	—	(141)	(141)
Predecessor 2 balance, February 1, 2006	$391	$399,675	$11,351	$1,347	$412,764
Successor balance, February 2, 2006.	$—	$—	$—	$—	$—
Dividends and distributions	—	—	—	—	—
Capital contributions.	1	111,249	—	—	111,250
Net loss.	—	—	(8,811)	—	(8,811)
Stock-based compensation	—	516	—	—	516
Translation adjustment.	—	—	—	(636)	(636)
Successor balance, July 2, 2006	$1	$111,765	(8,811)	$(636)	$102,319

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 1—GENERAL

The consolidated and combined financial statements have been prepared by management and have not been audited by the Company’s external auditors. In the opinion of management, the accompanying unaudited consolidated and combined financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at July 1, 2007, and the results of operations and cash flows for the periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006 and February 2, 2006 through July 2, 2006. The results of operations and cash flows for the period January 1, 2007 through July 1, 2007 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. The financial information as of July 1, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in the Company’s Form 10-K filed on April 2, 2007.

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

The Company reports its interim results on a 4-4-5 accounting calendar, therefore, the ending date for a period typically differs from a calendar month end. The consolidated financial statements for the second quarter 2007 are those for the 13 week period ended July 1, 2007.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no benefit is recognized. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 which occurred on January 1, 2007 had no effect on the Company’s consolidated financial position and results of operations.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

During the quarter ended July 1, 2007 the Company recorded a tax provision of $8.0 million for uncertain tax positions in the United States, United Kingdom, and Canada related to the sale of its investment in AAG. The tax positions taken in these jurisdictions relate to the basis and trading activities of the investment in AAG, and over the next twelve months could result in an additional $14.5 million of tax expense based upon possible tax rulings from these jurisdictions. The Company has $1.6 million of historical net operating losses and foreign tax credits that currently have valuation allowances recorded against them. In addition, through July 1, 2007 the Company has generated additional net operating losses and foreign tax credits of $5.5 million which also have valuation allowances recorded against them. These net operating losses and foreign tax credits could be utilized to partially offset this possible additional tax expense.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at July 1, 2007.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in-capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-11 on its consolidated financial position and results of operations.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 3—THE INDALEX HOLDINGS ACQUISITION

On February 2, 2006, Indalex Inc. and Indalex Limited were acquired by Indalex Holdings Finance, Inc. through its wholly-owned subsidiary, Indalex Holding Corp. for a purchase price of $418,256, net of acquired cash. The table below summarizes the allocation of purchase price based on estimates of the fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 4—EQUITY METHOD INVESTMENT

On May 15, 2007 Indalex UK Limited sold its 25.01% interest in Asia Aluminum Group (“AAG”) to OK Spring Roll Limited Partnership, an investment vehicle in association with ORIX Corporation. The Company received $151,234 in cash (net of transaction costs) and recorded a book gain before tax of $51,242 related to the sale.

The investment in AAG was accounted for using the equity method of accounting. The principal business transactions between AAG and the Company include the sale of finished aluminum products where the Company uses AAG as a contract manufacturer. The Company purchases finished extruded aluminum products from AAG for resale to customers when it is more economical than manufacturing the product directly or when there are capacity constraints. Approximately 4%, 4%, and 4% of the Company’s net sales were sourced from AAG for the periods January 1, 2007 to May 15, 2007, January 1, 2006 to February 1, 2006, and February 2, 2006 to July 2, 2006, respectively.

Summarized financial data for AAG’s operations as of May 15, 2007, February 1, 2006, and July 2, 2006 and for the periods ended is as follows:

	Period ended
		July 2, 2006
	May 15, 2007	Jan 1-Feb 1	Feb 2-Jul 2
	Successor	Predecessor 2	Successor
Sales	$342,167	$27,840	$218,881
Gross profit	62,321	6,067	41,492
Net income	33,678	2,573	9,669
Current assets.	576,417	427,003	524,611
Current liabilities.	665,984	350,990	463,472
Non-current liabilities.	38	42,964	43,973
Total assets.	1,024,008	695,343	796,673
Stockholders’ equity	357,986	301,390	289,228
Retained earnings	277,726	218,160	208,180

NOTE 5—INTANGIBLE ASSETS

As part of the Indalex Holding acquisition, identifiable intangible assets were recorded. The identifiable intangible assets are being amortized on a declining balance method. The useful lives range

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 5—INTANGIBLE ASSETS (Continued)

from seven to fifteen years. The table below summarizes the identified intangible assets and annual amortization expense.

	July 1, 2007
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer lists	$72,000	($12,786)	$59,214
Indalex trademark	$17,000	(3,079)	13,921
Total	$89,000	($15,865)	$73,135

Future amortization expense is as follows:

Year Ended December 31,
Remainder of 2007	$4,762
2008	$8,440
2009	$7,649
2010	$7,175
2011	$6,748

NOTE 6—RESTRUCTURING CHARGES

On January 5, 2007, the Company announced the closure of its aluminum extrusion facility located in Watsonville, California. The facility ceased operations in June 2007. During the period ended July 1, 2007, the Company recorded expense of $1,725 comprised of $1,321 for severance and related costs resulting from the termination of 99 people and $404 of lease obligations and other exit costs.

In September 2006, the Company initiated an overhead restructuring program. The Company recorded expense of $362 in severance and related costs resulting from the termination of 18 people during the period ended July 1, 2007. The cumulative severance and related costs are $2,134 resulting from the termination of 50 people.

The following table summarizes the status of the Company’s total restructuring costs.

	Severance	Exit
	Costs	Costs	Total
Balance at December 31, 2006	$1,529	$—	$1,529
January 1-July 1, 2007 charges	1,683	404	2,087
January 1-July 1, 2007 usage	(2,011)	(404)	(2,415)
Balance at July 1, 2007	$1,201	$—	$1,201

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 7—DERIVATIVE INSTRUMENTS

SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. In accordance with the Company’s risk management policy, derivatives are limited to futures, forwards, swaps, and options, which are used to mitigate commodity price fluctuations specifically related to aluminum and gas. These hedging relationships do not qualify for hedge accounting as defined by SFAS No. 133. Therefore, the derivatives are marked to market through the income statement. As of July 1, 2007, the Company had 260 contracts to purchase 54.8 million pounds of aluminum at prices per pound between $0.77 and $1.30 (actual). These purchase contracts are scheduled to mature between July 2007 and January 2009, and the notional amount was $65,572. As of July 1, 2007, the Company had 48 contracts to sell 112.8 million pounds of aluminum at prices between $1.16 and $1.28 (actual). These sales contracts are scheduled to mature between July 2007 and January 2008, and the notional amount was $137,898. As of July 1, 2007, the unrealized gains related to these derivatives are recorded within other current assets in the amount of $4,399. The income statement reflects a gain of $951 for the period ended July 1, 2007.

As of December 31, 2006, the unrealized gains related to these derivatives are recorded within other current assets in the amount of $3,449. The income statement reflects a gain of $3,619 for the period January 1, 2006 to February 1, 2006 and a loss of $782 for the period February 2, 2006 to July 2, 2006.

The Company purchases inventory in foreign currencies from international suppliers, giving rise to foreign exchange rate risk. The purpose of the Company’s foreign currency hedging activity is to protect the Company from the risk that the eventual U.S. Dollar net cash outflows resulting from foreign purchases or net cash inflows denominated in foreign currency, will be adversely affected by the changes in exchange rates. These hedging relationships do not qualify for hedge accounting as defined by SFAS No. 133. Therefore, the derivatives are marked to market through the income statement. As of July 1, 2007, the Company had four contracts to buy 14.9 million Swedish Krona (SEK) at prices per US Dollar between SEK 6.72 and SEK 6.79 (actual). These purchase contracts are scheduled to mature between July 2007 and March 2008, and the notional amount was $2,207. As of July 1, 2007, the unrealized losses related to these derivatives are recorded within accrued expenses and other current liabilities in the amount of $35. The income statement reflects a loss of $35 for the period ended July 1, 2007.

NOTE 8—AFFILIATE TRANSACTIONS

During the periods January 1, 2007 to July 1, 2007 and February 2, 2006 to July 2, 2006, the Company incurred management fees of $569 and $989, respectively, to Sun Capital Partners, Inc. for operational management, debt financing support and corporate governance. Sun Capital Partners charges its fees to affiliates proportionately based on a percentage of EBITDA.

For the period January 1, 2007 to July 1, 2007 the Company paid Sun Capital Partners fees associated with the sale of its investment in AAG of $1,532. The fees are included as part of the gain on the sale reported on the statement of income.

For the period January 1, 2007 to July 1, 2007 the Company distributed $76,627 of the proceeds received from the sale of the AAG investment to its stockholders.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 8—AFFILIATE TRANSACTIONS (Continued)

For the period February 2, 2006 to July 2, 2006 the Company paid Sun Capital Partners fees associated with the Indalex Holdings acquisition of $5,475.

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

NOTE 9—INVENTORIES

Inventories consisted of the following:

	July 1, 2007	Dec 31, 2006
Raw materials	$67,459	$37,883
Work in process	3,509	4,251
Finished goods	32,939	31,001
	103,907	73,135
Less LIFO allowance	(5,580)	(5,953)
Total inventories	$98,327	$67,182

Had the FIFO basis been used to cost all inventories, the amounts by which inventories are stated would have increased by $5,580 and $5,953 at July 1, 2007 and December 31, 2006, respectively. Inventory stated on the LIFO basis amounted to $59,939 at July 1, 2007 and $35,922 at December 31, 2006.

NOTE 10—OTHER LIABILITIES

Other liabilities were comprised of the following:

	July 1, 2007	Dec 31, 2006
Pension	$16,717	$18,345
Environmental	1,586	1,565
Post-retirement benefits	4,380	4,362
Other post-retirement benefits	558	547
Other	6,135	5,848
Total	$29,376	$30,667

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 11—DEBT

The Company has significant debt service obligations. A revolving credit facility consists of a first-priority secured five-year asset-based revolving credit facility providing for borrowings up to $200.0 million. In addition, to fund the purchase from Honeywell, the Company issued $270.0 million of 11 1/2% notes on February 2, 2006, which mature in 2014. The bonds were recorded net of a discount of $3,437 which is amortized over the term of the bonds. On June 21, 2007 the Company repurchased Notes with a face value of $71,945 with proceeds from the sale of its investment in AAG. The Notes were redeemed at a 5% premium plus accrued interest. As a result of the tender offer for the Notes the Company recorded a loss of $7,149 which includes the following: repurchase premium ($3,597), unamortized discount on Notes ($754), unamortized debt issue costs ($2,757) and transactions costs ($41). The face value of the Notes is $198,055 and the discount is $2,075 at July 1, 2007.

Revolving Credit Facility

The revolving credit facility provides an aggregate principal amount of up to $200.0 million, all of which is available in the form of loans denominated in U.S. dollars to Indalex Holding Corp. and up to $80.0 million of which is available as a revolving credit sub-facility in the form of loans denominated in Canadian dollars and loans denominated in U.S. dollars to Indalex Limited or bankers’ acceptances denominated in Canadian dollars, subject in each case to the borrowing base limitations described below. Up to an aggregate of $30.0 million will be available to Indalex Holding Corp., Indalex Limited and subsidiaries of Indalex Holding Corp., to the extent that Indalex Holding Corp. or Indalex Limited is a co-applicant, for the issuance of letters of credit. As of July 1, 2007, borrowings under the revolving credit facility bore interest at a weighted average rate of 7.4%.

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

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 11—DEBT (Continued)

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

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 11—DEBT (Continued)

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

The term “Make-Whole Amount” shall mean, in connection with any optional redemption of any Note, the greater of (1) 1.0% of the principal amount of such Note and (2) the excess, if any, of (A) the aggregate present value as of the date of such redemption of the redemption price of such Note on February 1, 2010 (as set forth in the table above) and the amount of interest (exclusive of interest accrued to the redemption date) that would have been payable in respect of such Note through February 1, 2010 if

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 11—DEBT (Continued)

such redemption had not been made, determined by discounting, on a semiannual basis, such redemption price and interest at the Treasury Rate (determined on the business day preceding the date of such redemption) plus 0.5%, from the respective dates on which such redemption price and interest would have been payable if such redemption had not been made, over (B) the principal amount of the Note being redeemed.

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

Mandatory Redemption; Offers to Purchase; Open Market Purchases

The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes. However, under certain circumstances, the Company may be required to offer to purchase Notes as described under the captions “—Change of Control”, “—Excess Cash Flow Offer” and

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 11—DEBT (Continued)

“—Certain Covenants—Limitation on Sales of Assets and Subsidiary Stock”. The Company may at any time and from time to time purchase Notes in the open market or otherwise.

As noted previously, on June 21, 2007 the Company repurchased Notes with a face value of $71,945 at a 5% premium plus accrued interest. The offer to repurchase the Notes was required per the indenture agreement due to the sale of the Company’s investment in AAG.

NOTE 12—DEBT ISSUE COSTS

As part of the transactions associated with the Indalex Holdings acquisition, the Company incurred $4.2 million and $12.6 million in debt issue costs for the Revolving Credit Facility and the 11 1/2% Notes, respectively. These costs are being amortized using the straight-line method over the life of the debt (5 years and 8 years, respectively).

As indicated in Note 11, on June 21, 2007 the Company repurchased Notes with a face value of $71,945 with proceeds from the sale of its investment in AAG. As a result of the tender offer for the Notes the Company expensed $2,757 of debt issue costs that were being amortized over 8 years. The expense is included in the statement of income as part of the loss on redemption of notes.

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

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and
February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

Net periodic pension cost for the plans includes the following components:

	Three months ended		Six months ended
				July 2, 2006
	July 1, 2007	July 2, 2006	July 1, 2007	Jan 1-Feb 1	Feb 2-Jul 2
	Successor	Successor	Successor	Predecessor 2	Successor
Service cost	$134	$262	$265	$101	$434
Interest cost	1,764	1,848	3,499	776	3,070
Expected return on assets	(1,693)	(1,714)	(3,365)	(671)	(2,847)
Recognized actuarial loss	—	—	—	5	—
Settlement gain	(50)	—	(97)	—	—
Net periodic benefit cost	$155	$396	$302	$211	$657

Net periodic post-retirement benefit cost for the plans includes the following components:

	Three months ended		Six months ended
				July 2, 2006
	July 1, 2007	July 2, 2006	July 1, 2007	Jan 1-Feb 1	Feb 2-Jul 2
	Successor	Successor	Successor	Predecessor 2	Successor
Service cost	$2	$14	$17	$5	$24
Interest cost	55	67	121	23	111
Amortization of prior service cost	—	—	—	(10)	—
Recognized actuarial gain	(2)	—	(2)	—	—
Net periodic benefit cost	$55	$81	$136	$18	$135

During the period ended July 1, 2007, the Company recognized a net settlement gain of $97 as a result of executing a wind-up of part of its Canadian pension plan.

The Company also participates in defined contribution and multi-employer pension plans. The contributions were $2,208, $343, and $1,578 and the expense was $2,086, $268, and $1,823 for the periods from January 1, 2007 to July 1, 2007, January 1, 2006 to February 1, 2006, and February 2, 2006 to July 2, 2006, respectively.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and
February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company has entered into several long-term contracts with metal suppliers to purchase aluminum billet. The price of billet is based primarily on the average Midwest Transaction price plus a fixed billet premium. The Midwest Transaction average changes monthly. The minimum purchase commitments as of July 1, 2007 are as follows:

Year Ended December 31	Amount
Remainder of 2007	$172,989
2008	71,379
2009	32,964
Total commitments	$277,332

The Company has also committed to purchasing natural gas. The commitments as of July 1, 2007 are as follows:

Year Ended December 31	Amount
Remainder of 2007	$6,556
2008	13,162
2009	7,373
2010	1,159
Total commitments	$28,250

As of July 1, 2007, the Company has committed approximately $10,806 for the purchase of property and equipment related to incomplete projects.

As of July 1, 2007, the Company has outstanding letters of credit commitments of $10,425 related to its general insurance coverage. The letters of credit expire after one year but renew automatically for another year unless the Company notifies the beneficiary at least ninety days prior to the expiration date.

The Company is subject to a wide variety of environmental laws, which continue to be adopted and amended. The Company periodically assesses its environmental contingencies on a location-by-location basis and adjusts the environmental reserve to reflect expected future costs associated with environmental remediation. The Company’s environmental reserves totaled $1,646 as of July 1, 2007. Of this amount, $60 was included in current liabilities at July 1, 2007.

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

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and
February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 14—COMMITMENTS AND CONTINGENCIES (Continued)

Environmental obligations

The Company established environmental reserves totaling $1,646 and $1,670 as of July 1, 2007 and December 31, 2006 respectively. $60 and $105 was included in current liabilities as of July 1, 2007 and December 31, 2006, respectively. Liabilities are recorded when environmental remedial efforts or damage claim payments are probable and the range of possible costs can be reasonably estimated. In those cases where an amount within the range is judged most likely to be incurred, that amount is recorded. Where no specific amount within the range of possible costs is considered more probable to be incurred than any other, the lower end of the range is typically used. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities and ranges are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available.

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

The Company has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 or “CERCLA” with respect to approximately 19 offsite locations to which the Company’s corporate predecessors sent waste materials. Although the designation of an entity as a PRP is rarely withdrawn, the Company’s inquiries and evaluations have led it to conclude that it has little or no liability at most of these sites. For those sites where the Company is judged likely to share responsibility for cleanup and other costs, the Company has

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and
February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 14—COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 15—LEASING ARRANGEMENTS

The Company leases property, plant, and equipment under operating leases which expire at various dates through 2013. At July 1, 2007, future minimum lease payments under noncancelable operating leases with terms of one year or more are as follows:

Year Ended December 31	Amount
Remainder of 2007	$1,135
2008	1,972
2009	1,267
2010	964
2011	405
Thereafter	454
Total commitments	$6,197

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and
February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 15—LEASING ARRANGEMENTS (Continued)

In December 2005, the Company renegotiated its lease of an extrusion press in Canada. In March 2006, the Company renegotiated its lease of an extrusion press in Elkhart, Indiana. Both leases qualify as capital leases. As of July 1, 2007, future minimum lease payments, including the final buyout payment, are as follows:

Year Ended December 31	Amount
Remainder of 2007	$852
2008	1,792
2009	1,854
2010	1,701
6,199
Amount representing interest	(643)
Present value of net minimum lease payments	5,556
Current portion	(1,374)
Long-term portion capital lease obligation	$4,182

At July 1, 2007, the cost of the capital leases was $6,965 and accumulated depreciation was $2,192.

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

The expected to vest options are based on forfeiture assumptions derived from historical experience. Forfeiture assumptions are reviewed through the vesting period, and adjustments are made if actual forfeitures differ materially from previous estimates. The cumulative effect of a change in estimated forfeitures is recognized in the period of change.

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and
February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 16—STOCK-BASED COMPENSATION (Continued)

For the period ended July 1, 2007, the Company recorded compensation expense of $402.

A summary of stock option activity is provided below:

	Three Months Ended July 1, 2007
	Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at beginning of period	70,000	$111.25
Granted	n/a	n/a
Forfeited	n/a	n/a
Exercised	n/a	n/a
Expired	n/a	n/a
Outstanding at end of period	70,000	$111.25	8.89
Exercisable at end of period	14,000	$111.25	8.89

	Six Months Ended July 1, 2007
	Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at beginning of period	70,000	$111.25
Granted	n/a	n/a
Forfeited	n/a	n/a
Exercised	n/a	n/a
Expired	n/a	n/a
Outstanding at end of period	70,000	$111.25	8.89
Exercisable at end of period	14,000	$111.25	8.89

As of July 1, 2007, 56,000 options with a weighted average exercise price of $111.25 are due to expire in 2016. There were 2,800 options vested during the period ended July 1, 2007.

NOTE 17—GEOGRAPHIC DATA

	Net Sales		Long-Lived Assets
	Three months ended
	July 1, 2007	July 2, 2006	July 1, 2007	Dec 31, 2006
United States	$251,230	$300,800	$188,156	$192,859
Canada	53,055	51,490	99,091	202,816
Other International	521	733	—	—
	$304,806	$353,023	$287,247	$395,675

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and
February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 17—GEOGRAPHIC DATA (Continued)

	Net Sales
	Six months ended
		July 2, 2006
	July 1, 2007	Jan 1-Feb 1	Feb 2-Jul 2
	Successor	Predecessor 2	Successor
United States	$494,219	$85,253	$480,826
Canada	100,710	14,497	81,671
Other International	1,099	269	1,438
	$596,028	$100,019	$563,935

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Indalex Holding Corp. (The “Issuer”) issued $270,000 aggregate principal amount of the 11 1/2% Notes on February 2, 2006. On June 21, 2007, the Company repurchased $71,945 aggregate principal amount of the 11 1/2% Notes, and as of July 1, 2007, $198,055 aggregate principal amount of 11 1/2% Notes was outstanding. The notes are jointly and severally guaranteed on a full and unconditional basis by Indalex Holdings Finance, Inc., the parent company of Indalex Holding Corp., and each of the domestic subsidiaries of Indalex Holding Corp. (the “Guarantor Companies”). Indalex Holding Corp. and the Guarantor Companies are 100% owned, directly or indirectly, by Indalex Holdings Finance, Inc. Indalex Holding Corp.’s foreign subsidiaries (the “Non-Guarantor Companies”) do not provide guarantees.

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

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Balance Sheet—Guarantor and Non-Guarantor
As of July 1, 2007 (Successor)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$982	$1,429	$—	$2,411
Accounts receivable, net	—	88,565	49,333	—	137,898
Receivable from affiliates	—	7,738	16,520	(24,258)	—
Receivable from suppliers	—	7,783	—	—	7,783
Inventories	—	70,054	28,273	—	98,327
Prepaid expenses and other current assets	—	7,396	4,043	—	11,439
Deferred income tax	—	—	620	(620)	—
Total current assets	—	182,518	100,218	(24,878)	257,858
Notes receivable from affiliates	—	44,555	—	(44,555)	—
Investment in subsidiary	111,250	—	—	(111,250)	—
Property, plant, and equipment, net	—	132,352	66,017	—	198,369
Goodwill	—	2,112	1,425	—	3,537
Other intangibles, net	—	47,597	25,538	—	73,135
Deferred financing costs	—	4,890	5,734	—	10,624
Other assets	—	1,205	377	—	1,582
Total assets	$111,250	$415,229	$199,309	$(180,683)	$545,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$41,147	$39,890	$—	$81,037
Payable to affiliates	—	15,882	8,376	(24,258)	—
Income taxes payable	—	328	849	—	1,177
Deferred income taxes	—	3,022	—	(620)	2,402
Accrued expenses and other current liabilities	—	36,733	5,867	—	42,600
Accrued interest	—	10,770	305	—	11,075
Capital lease obligation	—	511	863	—	1,374
Revolver borrowings	10	107,490	—	—	107,500
Total current liabilities	10	215,883	56,150	(24,878)	247,165
Notes payable to affiliates	—	—	44,555	(44,555)	—
Other liabilities	—	23,933	5,443	—	29,376
Capital lease obligation	—	2,077	2,105	—	4,182
Long-term debt	—	195,980	—	—	195,980
Deferred income taxes	—	11,091	20,791	—	31,882
Total liabilities	10	448,964	129,044	(69,433)	508,585
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock	1	1	—	(1)	1
Additional paid-in capital	111,249	1,781	32,659	(111,249)	34,440
Treasury stock	(10)	—	—	—	(10)
Accumulated retained earnings (deficit)	—	(44,333)	43,810	—	(523)
Accumulated other comprehensive income (loss)	—	8,816	(6,204)	—	2,612
Total stockholders’ equity	111,240	(33,735)	70,265	(111,250)	36,520
Total liabilities and stockholders’ equity	$111,250	$415,229	$199,309	$(180,683)	$545,105

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Balance Sheet—Guarantor and Non-Guarantor
As of December 31, 2006 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$6,777	$4,380	$—	$11,157
Accounts receivable, net	—	66,840	37,084	—	103,924
Receivable from affiliates	—	9,994	3,440	(13,434)	—
Receivable from suppliers	—	8,980	—	—	8,980
Inventories	—	46,254	20,928	—	67,182
Prepaid expenses and other current assets	—	8,641	2,124	—	10,765
Deferred income tax	—	—	567	(567)	—
Total current assets	—	147,486	68,523	(14,001)	202,008
Notes receivable from affiliates	—	156,728	—	(156,728)	—
Investment in AAG	—	—	96,950	—	96,950
Investment in subsidiary	111,250	—	—	(111,250)	—
Property, plant, and equipment, net	—	130,925	68,713	—	199,638
Goodwill	—	2,112	1,425	—	3,537
Other intangibles, net	—	50,913	27,351	—	78,264
Deferred financing costs	—	6,584	8,010	—	14,594
Other assets	—	2,325	367	—	2,692
Total assets	$111,250	$497,073	$271,339	$(281,979)	$597,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$41,634	$25,146	$—	$66,780
Payable to affiliates	—	2,909	10,525	(13,434)	—
Income taxes payable	—	2,130	518	—	2,648
Deferred income taxes	—	3,023	—	(567)	2,456
Accrued expenses and other current liabilities	—	32,293	6,185	—	38,478
Accrued interest	—	13,617	189	—	13,806
Capital lease obligation	—	481	762	—	1,243
Revolver borrowings	10	40,090	15,617	—	55,717
Total current liabilities	10	136,177	58,942	(14,001)	181,128
Notes payable to affiliates	—	—	156,728	(156,728)	—
Other liabilities	—	25,673	4,994	—	30,667
Capital lease obligation	—	2,343	2,331	—	4,674
Long-term debt	—	266,957	—	—	266,957
Deferred income taxes	—	12,413	12,446	—	24,859
Total liabilities	10	443,563	235,441	(170,729)	508,285
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock	1	1	—	(1)	1
Additional paid-in capital	111,249	78,005	32,660	(111,249)	110,665
Treasury stock	(10)	—	—	—	(10)
Accumulated retained deficit	—	(23,821)	(77)	—	(23,898)
Accumulated other comprehensive income (loss)	—	(675)	3,315	—	2,640
Total stockholders’ equity	111,240	53,510	35,898	(111,250)	89,398
Total liabilities and stockholders’ equity	$111,250	$497,073	$271,339	$(281,979)	$597,683

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor
For the Period April 2, 2007 to July 1, 2007 (Successor)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Consolidated
Net sales	$—	$213,401	$123,149	$(31,744)	$304,806
Costs and expenses:
Cost of sales	—	202,234	116,249	(31,744)	286,739
Selling, general, and administrative	—	9,214	3,760	—	12,974
Management fees to affiliates	—	168	82	—	250
Amortization of intangible assets	—	1,611	910	—	2,521
Other (income) expense	—	(165)	1,697	—	1,532
Restructuring charges	—	468	1	—	469
Impairment of long-lived assets	—	223	—	—	223
Loss on disposal of assets	—	62	—	—	62
Mark-to-market on derivatives	—	560	—	—	560
Total costs and expenses	—	214,375	122,699	(31,744)	305,330
Income (loss) from operations	—	(974)	450	—	(524)
Other income (expense):
Interest to affiliates, net	—	3,050	(3,050)	—	—
External interest expense	—	(9,436)	(378)	—	(9,814)
Deferred financing costs	—	(286)	(330)	—	(616)
Interest income	—	373	—	—	373
Loss on redemption of notes	—	(5,514)	(1,635)	—	(7,149)
Income from equity method investment in AAG	—	—	4,020	—	4,020
Gain on sale of equity method investment in AAG	—	—	51,242	—	51,242
Income (loss) before income taxes	—	(12,787)	50,319	—	37,532
Income tax provision	—	277	7,193	—	7,470
Net income (loss)	$—	$(13,064)	$43,126	$—	$30,062

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and
February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Cash Flows—Guarantor and Non-Guarantor
For the Period April 2, 2007 to July 1, 2007 (Successor)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$—	$(13,064)	$43,126	$—	$30,062
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	—	6,065	2,627	—	8,692
Amortization of intangible assets	—	1,611	910	—	2,521
Amortization of deferred financing costs	—	286	330	—	616
Amortization of bond discount	—	108	—	—	108
Loss on disposal of assets	—	62	—	—	62
Impairment of long-lived assets	—	223	—	—	223
Other	—	—	73	—	73
Income from equity method investment in AAG	—	—	(4,020)	—	(4,020)
Dividends from equity method investment in AAG	—	—	5,895	—	5,895
Gain on sale of AAG investment	—	—	(51,242)	—	(51,242)
Loss on redemption of notes	—	5,514	1,635	—	7,149
Stock-based compensation	—	191	—	—	191
Deferred income taxes	—	(576)	7,117	—	6,541
Changes in operating assets and liabilities, net of the effect of the acquisition:
Accounts receivable	—	6,158	(5,781)	—	377
Receivable from affiliates	—	(1,568)	(7,985)	9,553	—
Inventories	—	(3,607)	(316)	—	(3,923)
Prepaids and other assets	—	987	(881)	—	106
Income taxes payable/refundable	—	59	68	—	127
Accounts payable	—	260	1,158	—	1,418
Accrued expenses and other liabilities	—	(3,488)	(1,193)	—	(4,681)
Payable to affiliates	—	9,240	1,007	(10,247)	—
Net cash from operating activities	—	8,461	(7,472)	(694)	295
Cash flows from investing activities
Capital expenditures	—	(7,896)	(1,303)	—	(9,199)
Proceeds from sales of property, plant and equipment	—	2	—	—	2
Proceeds from sale of equity method investment in AAG	—	—	151,234	—	151,234
Net cash from investing activities	—	(7,894)	149,931	—	142,037
Cash flows from financing activities
Dividends and distributions	—	(76,627)	—	—	(76,627)
Payments on capital lease obligation	—	(118)	(189)	—	(307)
Revolver borrowings (repayments)	—	29,549	(20,490)	—	9,059
Net collections from (payments to) affiliates on notes	—	121,664	(121,664)	—	—
Redemption of notes	—	(75,542)	—	—	(75,542)
Net cash from financing activities	—	(1,074)	(142,343)	—	(143,417)
Effect of changes in foreign exchange rates on cash	—	—	(1,148)	694	(454)
Net change in cash and cash equivalents	—	(507)	(1,032)	—	(1,539)
Cash and cash equivalents
Beginning of period	—	1,489	2,461	—	3,950
End of period	$—	$982	$1,429	$—	$2,411

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS  (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor
For the Period April 3, 2006 to July 2, 2006 (Successor)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Consolidated
Net sales	$—	$252,928	$122,538	$(22,443)	$353,023
Costs and expenses:
Cost of sales	—	231,667	114,534	(22,443)	323,758
Selling, general, and administrative	—	11,814	4,035	—	15,849
Management fees to affiliates	—	681	—	—	681
Amortization of intangible assets	—	1,892	1,043	—	2,935
Other (income) expense	—	961	(161)	—	800
Impairment of long-lived assets	—	487	—	—	487
(Gain) loss on disposal of assets	—	(37)	180	—	143
Mark-to-market on derivatives	—	(257)	—	—	(257)
Total costs and expenses	—	247,208	119,631	(22,443)	344,396
Income from operations	—	5,720	2,907	—	8,627
Other income (expense):
Interest to affiliates, net	—	4,760	(4,760)	—	—
External interest expense	—	(8,897)	(746)	—	(9,643)
Deferred financing costs	—	(292)	(317)	—	(609)
Income from equity method investment in AAG	—	—	1,282	—	1,282
Income (loss) before income taxes	—	1,291	(1,634)	—	(343)
Income tax provision (benefit)	—	516	(471)	—	45
Net income (loss)	$—	$775	$(1,163)	$—	$(388)

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and
February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Cash Flows—Guarantor and Non-Guarantor

For the Period April 3, 2006 to July 2, 2006 (Successor)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$—	$775	$(1,163)	$—	$(388)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	—	6,195	2,618	—	8,813
Amortization of intangible assets	—	1,892	1,043	—	2,935
Amortization of deferred financing costs	—	292	317	—	609
Amortization of bond discount	—	107	—	—	107
(Gain) loss on disposal of assets	—	(37)	180	—	143
Impairment of long-lived assets	—	487	—	—	487
Other	—	9	—	—	9
Income from equity method investment in AAG	—	—	(1,282)	—	(1,282)
Dividends from equity method investment in AAG	—	—	4,891	—	4,891
Stock-based compensation	—	516	—	—	516
Deferred income taxes	—	(980)	(572)	—	(1,552)
Changes in operating assets and liabilities, net of the effect of the acquisition:
Accounts receivable	—	(4,985)	2,066	—	(2,919)
Receivable from affiliates	—	(5,145)	(1,937)	7,082	—
Inventories	—	(3,617)	(3,015)	—	(6,632)
Prepaids and other assets.	—	1,567	892	—	2,459
Income taxes payable/refundable	—	1,520	468	—	1,988
Checks issued in excess of bank balance	—	(2,025)	—	—	(2,025)
Accounts payable	—	5,328	(479)	—	4,849
Accrued expenses and other liabilities	—	785	(495)	—	290
Payable to affiliates	—	2,612	4,788	(7,120)	280
Net cash from operating activities	—	5,296	8,320	(38)	13,578
Cash flows from investing activities
Capital expenditures	—	(4,087)	(1,356)	—	(5,443)
Proceeds from sales of property, plant and equipment	—	42	2	—	44
Net cash from investing activities	—	(4,045)	(1,354)	—	(5,399)
Cash flows from financing activities
Dividends and distributions	—	—	(21)	—	(21)
Payments on capital lease obligation	—	(111)	(176)	—	(287)
Revolver repayments	—	(448)	(2,329)	—	(2,777)
Debt issuance costs	—	(736)	—	—	(736)
Net cash from financing activities	—	(1,295)	(2,526)	—	(3,821)
Effect of changes in foreign exchange rates on cash	—	—	371	38	409
Net change in cash and cash equivalents	—	(44)	4,811	—	4,767
Cash and cash equivalents
Beginning of period	—	242	3,683	—	3,925
End of period	$—	$198	$8,494	$—	$8,692

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and
February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor

For the Period January 1, 2007 to July 1, 2007 (Successor)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Consolidated
Net sales	$—	$427,193	$228,208	$(59,373)	$596,028
Costs and expenses:
Cost of sales	—	406,283	216,918	(59,373)	563,828
Selling, general, and administrative	—	19,982	6,946	—	26,928
Management fees to affiliates	—	404	165	—	569
Amortization of intangible assets	—	3,316	1,813	—	5,129
Other (income) expense	—	(369)	1,016	—	647
Restructuring charges		2,050	37	—	2,087
Impairment of long-lived assets	—	223	—	—	223
Loss on disposal of assets		120	—	—	120
Mark-to-market on derivatives	—	(916)	—	—	(916)
Total costs and expenses	—	431,093	226,895	(59,373)	598,615
Income (loss) from operations	—	(3,900)	1,313	—	(2,587)
Other income (expense):
Interest to affiliates, net	—	7,530	(7,530)	—	—
External interest expense	—	(18,899)	(808)	—	(19,707)
Deferred financing costs	—	(571)	(641)	—	(1,212)
Interest income	—	373	—	—	373
Loss on redemption of notes	—	(5,514)	(1,635)	—	(7,149)
Income from equity method investment in AAG	—	—	8,937	—	8,937
Gain on sale of equity method investment in AAG	—	—	51,242	—	51,242
Income (loss) before income taxes	—	(20,981)	50,878	—	29,897
Income tax provision (benefit)	—	(469)	6,991	—	6,522
Net income (loss)	$—	$(20,512)	$43,887	$—	$23,375

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and
February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Combined Statement of Cash Flows—Guarantor and Non-Guarantor
For the Period January 1, 2007 to July 1, 2007 (Successor)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$—	$(20,512)	$43,887	$—	$23,375
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	—	11,867	5,094	—	16,961
Amortization of intangible assets	—	3,316	1,813	—	5,129
Amortization of deferred financing costs	—	571	641	—	1,212
Amortization of bond discount	—	215	—	—	215
Loss on disposal of assets	—	120	—	—	120
Impairment of long-lived assets	—	223	—	—	223
Other	—	2	71	—	73
Income from equity method investment in AAG	—	—	(8,937)	—	(8,937)
Dividends from equity method investment in AAG	—	—	5,895	—	5,895
Gain on sale of AAG investment	—	—	(51,242)	—	(51,242)
Loss on redemption of notes		5,514	1,635	—	7,149
Stock-based compensation	—	402	—	—	402
Deferred income taxes	—	(1,322)	6,727	—	5,405
Changes in operating assets and liabilities, net of the effect of the acquisition:
Accounts receivable	—	(21,725)	(8,015)	—	(29,740)
Receivable from affiliates	—	2,256	(11,662)	9,406	—
Inventories	—	(23,800)	(4,919)	—	(28,719)
Prepaids and other assets	—	3,562	(1,551)	—	2,011
Income taxes payable/refundable	—	(1,802)	257	—	(1,545)
Accounts payable	—	(487)	11,321	—	10,834
Accrued expenses and other liabilities	—	(144)	(750)	—	(894)
Payable to affiliates	—	12,973	(2,869)	(10,104)	—
Net cash from operating activities	—	(28,771)	(12,604)	(698)	(42,073)
Cash flows from investing activities
Capital expenditures	—	(13,672)	(2,416)	—	(16,088)
Proceeds (disposal costs) from sales of property, plant and equipment	—	(10)	—	—	(10)
Proceeds from sale of equity method investment in AAG	—	—	151,234	—	151,234
Net cash from investing activities	—	(13,682)	148,818	—	135,136
Cash flows from financing activities
Dividends and distributions	—	(76,627)	—	—	(76,627)
Payments on capital lease obligation	—	(236)	(379)	—	(615)
Revolver borrowings (repayments)	—	67,399	(16,011)	—	51,388
Net collections from (payments to) affiliates on notes	—	121,664	(121,664)	—	—
Redemption of notes	—	(75,542)	—	—	(75,542)
Net cash from financing activities	—	36,658	(138,054)	—	(101,396)
Effect of changes in foreign exchange rates on cash	—	—	(1,111)	698	(413)
Net change in cash and cash equivalents	—	(5,795)	(2,951)	—	(8,746)
Cash and cash equivalents
Beginning of period	—	6,777	4,380	—	11,157
End of period	$—	$982	$1,429	$—	$2,411

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and
February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Combined Statement of Income—Guarantor and Non-Guarantor
For the Period January 1, 2006 through February 1, 2006 (Predecessor 2)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Combined
Net sales	$—	$71,591	$30,035	$(1,607)	$100,019
Costs and expenses:
Cost of sales	—	68,152	28,582	(1,607)	95,127
Selling, general, and administrative	—	4,157	1,391	—	5,548
Management fees to affiliates	—	125	—	—	125
Amortization of intangible assets	—	598	322	—	920
Other (income) expense	—	(14)	209	—	195
Mark-to-market on derivatives	—	(3,619)	—	—	(3,619)
Total costs and expenses	—	69,399	30,504	(1,607)	98,296
Income (loss) from operations	—	2,192	(469)	—	1,723
Other income (expense):
External interest income (expense)	—	1	(25)	—	(24)
Income from equity method investment in AAG	—	—	643	—	643
Income before income taxes	—	2,193	149	—	2,342
Income tax provision (benefit)	—	925	(222)	—	703
Net income	$—	$1,268	$371	$—	$1,639

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and
February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor
For the Period February 2, 2006 through July 2, 2006 (Successor)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Eliminations	Consolidated
Net sales	$—	$405,610	$194,255	$(35,930)	$563,935
Costs and expenses:
Cost of sales	—	377,086	182,422	(35,930)	523,578
Selling, general, and administrative	—	18,232	6,472	—	24,704
Management fees to affiliates	—	989	—	—	989
Amortization of intangible assets	—	3,153	1,721	—	4,874
Other expense	—	968	260	—	1,228
Impairment of long-lived assets	—	487	—	—	487
(Gain) loss on disposal of assets	—	(177)	180	—	3
Mark-to-market on derivatives	—	782	—	—	782
Total costs and expenses	—	401,520	191,055	(35,930)	556,645
Income from operations	—	4,090	3,200	—	7,290
Other income (expense):
Interest to affiliates, net	—	7,744	(7,744)	—	—
External interest expense	—	(14,761)	(1,300)	—	(16,061)
Deferred financing costs	—	(482)	(528)	—	(1,010)
Income from equity method investment in AAG	—	—	2,425	—	2,425
Affiliated acquisition fees	—	(5,475)	—	—	(5,475)
Loss before income taxes	—	(8,884)	(3,947)	—	(12,831)
Income tax benefit	—	(2,834)	(1,186)	—	(4,020)
Net loss	$—	$(6,050)	$(2,761)	$—	$(8,811)

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and
February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Combined Statement of Cash Flows—Guarantor and Non-Guarantor
For the Period January 1, 2006 through February 1, 2006 (Predecessor 2)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Elimination	Combined
Cash flows from operating activities
Net income	$—	$1,268	$371	$—	$1,639
Adjustments to reconcile net income to net cash from operating activities
Depreciation	—	1,966	855	—	2,821
Amortization of intangibles	—	598	322	—	920
Other	—	743	—	—	743
Income from equity method investment in AAG	—	—	(643)	—	(643)
Management fees to affiliates	—	125	—	—	125
Deferred income taxes	—	1,160	(172)	—	988
Changes in operating assets and liabilities
Accounts receivable	—	(9,285)	(2,970)	—	(12,255)
Receivable from affiliates	—	3,212	(1,358)	—	1,854
Inventories	—	(774)	(1,878)	—	(2,652)
Prepaids and other assets	—	(4,621)	937	—	(3,684)
Income taxes payable/refundable	—	(238)	(54)	—	(292)
Checks issued in excess of bank balance	—	(242)	—	—	(242)
Accounts payable	—	(4,674)	(1,912)	—	(6,586)
Accrued expenses and other liabilities	—	18,108	1,690	—	19,798
Payable to affiliates	—	770	42	—	812
Net cash from operating activities	—	8,116	(4,770)	—	3,346
Cash flows from investing activities
Capital expenditures	—	(2,036)	(970)	—	(3,006)
Net cash from investing activities	—	(2,036)	(970)	—	(3,006)
Cash flows from financing activities
Dividends and distributions	—	—	(6,809)	—	(6,809)
Payments on capital lease obligation	—	—	(58)	—	(58)
Net collections from (payments to) affiliates on notes	—	(5,899)	4,279	—	(1,620)
Net cash from financing activities	—	(5,899)	(2,588)	—	(8,487)
Effect of changes in foreign exchange rates on cash	—	—	(27)	—	(27)
Net change in cash and cash equivalents	—	181	(8,355)	—	(8,174)
Cash and cash equivalents
Beginning of period	—	—	9,366	—	9,366
End of period	$—	$181	$1,011	$—	$1,192

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and
February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

   Indalex Consolidated Statement of Cash Flows—Guarantor and Non-Guarantor
For the Period February 2, 2006 through July 2, 2006 (Successor)

	Parent	Guarantor	Non-Guarantor
	Company	Company	Company	Elimination	Consolidated
Cash flows from operating activities
Net loss	$—	$(6,050)	$(2,761)	$—	$(8,811)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	—	10,375	4,361	—	14,736
Amortization of intangible assets	—	3,153	1,721	—	4,874
Amortization of deferred financing costs	—	482	528	—	1,010
Amortization of bond discount	—	179	—	—	179
(Gain) loss on disposal of assets	—	(177)	180	—	3
Impairment of long-lived assets	—	487	—	—	487
Other	—	25	2	—	27
Income from equity method investment in AAG	—	—	(2,425)	—	(2,425)
Dividends from equity method investment in AAG	—	—	4,891	—	4,891
Stock-based compensation	—	516	—	—	516
Deferred income taxes	—	(6,101)	(1,353)	—	(7,454)
Changes in operating assets and liabilities, net of the effect of the acquisition:
Accounts receivable	—	(31,583)	(9,985)	—	(41,568)
Receivable from affiliates	—	(8,223)	(2,916)	11,139	—
Inventories	—	(11,346)	(2,956)	—	(14,302)
Prepaids and other assets	—	1,712	516	—	2,228
Income taxes payable/refundable	—	3,298	190	—	3,488
Checks issued in excess of bank balance	—	1,009	—	—	1,009
Accounts payable	—	24,358	18,812	—	43,170
Accrued expenses and other liabilities	—	(1,297)	(929)	—	(2,226)
Payable to affiliates	—	3,278	8,243	(11,091)	430
Net cash from operating activities	—	(15,905)	16,119	48	262
Cash flows from investing activities
Capital expenditures	—	(7,767)	(2,847)	—	(10,614)
Proceeds from sales of property, plant and equipment	—	182	2	—	184
Cash paid for acquisition	(111,250)	(361,665)	(216,741)	271,400	(418,256)
Payment of acquisition transaction costs	—	(1,735)	—	—	(1,735)
Net cash from investing activities	(111,250)	(370,985)	(219,586)	271,400	(430,421)
Cash flows from financing activities
Payments on capital lease obligation	—	(148)	(293)	—	(441)
Revolver borrowings (repayments).	—	15,000	(5,803)	—	9,197
Revolver borrowings, acquisition	—	40,839	28,000	—	68,839
Borrowings on long-term debt, acquisition	—	266,563	160,150	(160,150)	266,563
Capital contributions	111,250	81,648	29,602	(111,250)	111,250
Debt issuance costs	—	(16,814)	—	—	(16,814)
Net cash from financing activities	111,250	387,088	211,656	(271,400)	438,594
Effect of changes in foreign exchange rates on cash	—	—	305	(48)	257
Net decrease in cash and cash equivalents	—	198	8,494	—	8,692
Cash and cash equivalents
Beginning of period	—	—	—	—	—
End of period	$—	$198	$8,494	$—	$8,692

INDALEX HOLDINGS FINANCE, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS  (Continued)
For the Periods January 1, 2007 through July 1, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through July 2, 2006
(Dollars in thousands)
(Unaudited)

NOTE 19—IMPAIRMENT ON LONG-LIVED ASSETS

In June 2007, the Company made plans to scrap components of a surplus handling system at its Kokomo, IN facility. As a result the Company recorded an impairment on long-lived assets of $223.

In June 2006, the Company idled a six-inch press at its Connersville, IN facility to consolidate operations in Niles, OH. As a result of idling the press, the Company recorded an impairment on long-lived assets of $487.

NOTE 20—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of the following:

	Three months ended		Six months ended
				July 2, 2006
	July 1, 2007	July 2, 2006	July 1, 2007	Jan 1-Feb 1	Feb 2-July 2
	(Successor)	(Successor)	(Successor)	(Predecessor 2)	(Successor)
Net income (loss)	$30,062	$(388)	$23,375	$1,639	$(8,811)
Translation adjustment	132	(75)	(28)	(141)	(636)
Other comprehensive income (loss)	$30,194	$(463)	$23,347	$1,498	$(9,447)

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information of Indalex Holding Corp. contained in this report is the combined financial information of Indalex Inc. and Indalex Limited and each of their consolidated subsidiaries. On February 2, 2006, Indalex Holding Corp. acquired all of the outstanding capital stock of Indalex Inc. and Indalex Limited in connection with the Indalex Holdings acquisition.

The following discussion and analysis of our results of operations covers periods before the Transactions in some cases. Accordingly, the discussion and analysis of these periods does not reflect the subsequent impact that the Transactions have had on our financial condition, results of operations and cash flows, including our significantly increased debt levels and liquidity requirements. You should read the following discussion and analysis in conjunction with the information set forth under “Unaudited Pro Forma Condensed Combined Financial Data” in Exhibit 99.1 to this quarterly report on Form 10-Q and our combined financial statements and the notes to those statements included elsewhere in this report.

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A. Risk Factors” set forth in our annual report on Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled “Item 1A. Risk Factors,” set forth in our annual report on Form 10-K, “Unaudited Pro Forma Condensed Combined Financial Data,” set forth in exhibit 99.1 to this report and our combined financial statements and related notes thereto included elsewhere in this report. See “Forward-Looking Statements.”

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

The Transactions

The Holdings Acquisition

On September 16, 2005, the Indalex Holding Corp., a wholly-owned subsidiary of Indalex Holdings Finance, Inc. (“Holdings”), entered into a stock purchase agreement pursuant to which it agreed to acquire all of the outstanding capital stock of Indalex Inc. and Indalex Limited, subsidiaries of Honeywell International Inc., for a total purchase price of approximately $425.0 million in cash (subject to a post-closing working capital adjustment of $5.9 million). Indalex Holding Corp. is a holding company that is a wholly-owned direct subsidiary of Holdings, which is beneficially owned by affiliates of Sun Capital Partners, Inc. and certain other investors and members of our management team.

On February 2, 2006, concurrently with the closing of the Indalex Holdings acquisition, the following events occurred. We refer to these events, together with the Indalex Holdings acquisition and the use of the financing proceeds, as the “Transactions”:

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

•       Indalex Holding Corp. issued $270.0 million of the 11 1/2% second priority senior secured notes (the “notes”), which included $15.0 million of notes issued to Sun Capital Securities Offshore Fund, Ltd., an affiliate of the equity sponsor (the $15.0 million of notes were subsequently sold to unaffiliated purchasers on July 18, 2006); and

•       Indalex Holding Corp. paid approximately $21.7 million of fees and expenses incurred in connection with the Transactions.

The Indalex Holdings acquisition was accounted for using the purchase method of accounting. As a result, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of the Indalex Holdings acquisition. The application of purchase accounting in connection with both the Indalex Holdings acquisition and the Honeywell acquisition (as defined below) resulted in new entities for reporting purposes. We refer to the Indalex entities prior to the Honeywell acquisition as “Predecessor 1” and the Indalex entities following the Honeywell acquisition and prior to the Holdings acquisition as “Predecessor 2.” We refer to Indalex following the Holdings acquisition as “Successor.”

As a result of the Transactions, we substantially increased our debt levels in comparison to historical periods. As a result, our interest expense increased significantly in the periods following the consummation of the Transactions. As of July 1, 2007, we had $309.0 million of outstanding indebtedness (excluding unused availability of $70.5 million under our revolving credit facility). For the three months ended July 1, 2007, our interest expense was $9.8 million. See our annual report on Form 10-K “Item 1A. Risk Factors—Our substantial amount of indebtedness following this offering may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness, including the notes.”

Stand Alone Company

We have historically operated as a business unit of Novar plc and subsequently Honeywell. The financial statements included in this report for periods prior to the Holdings Acquisition have been derived from the historical consolidated financial statements of Honeywell, and include the assets, obligations and activities of indirect wholly-owned subsidiaries of Honeywell, as applicable. The historical financial information included in this report may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company without the shared resources of Honeywell for the periods presented, and may not be indicative of our future results of operations, financial position and cash flows. See our combined financial statements and related notes thereto included elsewhere in this report.

The historical combined financial statements included in this document include amounts specifically attributable to Indalex’s operations and a portion of Honeywell’s shared corporate general and administrative expenses, consisting of certain risk management, tax, legal and treasury services. In addition, a portion of Honeywell’s shared corporate general and administrative expenses that were not specifically identifiable to Indalex’s operations have been allocated to Indalex. Amounts allocated to Indalex are recorded in the income statements of Predecessor 1 and Predecessor 2 as “Management fees to affiliates.” Subsequent to the Holdings Acquisition, “Management fees to affiliates” reflects the management fee paid to Sun Capital as described below. In connection with the Indalex Holdings acquisition, substantially all of the legacy corporate functions of Honeywell that were employed with respect to Indalex’s operations were retained by Honeywell. We now perform those services internally or through arrangements with third parties, and the costs are reflected in “Management fees to affiliates” and in additional “Selling, general and administrative expenses” in our income statements. The amount allocated by Novar plc and Honeywell for 2005 was $1.1 million.

In connection with the registration of our 11½% second-priority senior secured notes, we became subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. In connection with complying with our obligation to register the exchange notes, we have incurred substantial one time and will continue to incur additional costs as a result of having to comply with the Exchange Act and the Sarbanes-Oxley Act. In addition, we pay Sun Capital Partners Management III, LP, an affiliate of our equity sponsor, a management fee equal to the greater of (a) $1 million and (b) 2% of our EBITDA (as defined in the management services agreement) for a given fiscal year. We will also reimburse Sun Capital Partners Management III, LP for all reasonable out-of-pocket fees and expenses it incurs in performing financial and management consulting services under the management services agreement. We paid Sun Capital Partners fees of $1.5 million associated with the sale of our investment in AAG during the three months ended July 1, 2007. See our annual report on Form 10-K “Item 13. Certain Relationships and Related Transactions, and Director Independence—Management Services Agreement,” and “Item 1A. Risk Factors—We may experience difficulties operating as a stand alone company” and the information set forth under “Unaudited Pro Forma Condensed Combined Financial Data” in Exhibit 99.1 to this quarterly report on Form 10-Q.

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

AAG Investment

Prior to May 15, 2007, we owned a 25.01% interest in Asia Aluminum Group, an aluminum extruder in China, as a result of an investment made in 2001. Under the equity method of accounting, we recorded income from the investment in AAG of $14.8 million, $10.9 million $12.5 million and $8.9 million in 2004, 2005, 2006 and the six months ended July 1, 2007, respectively.

The dividends we received from AAG have also benefited our cash flow. Pursuant to the shareholders agreement with AAG, we were entitled to receive dividends equal to our approximately 25% share of at least 40% of AAG’s net realized profits. Our proportionate share of these dividends was $4.6 million, $4.9 million and $3.9 million for AAG’s fiscal years ending June 30, 2004, 2005 and 2006, respectively. Cash dividends declared in respect of a fiscal period are sometimes paid in a subsequent period. We recognized these dividends in our cash flow statement in the period in which these dividends were received. Dividends declared by AAG in respect of earnings for AAG’s fiscal year ended June 30, 2004 were not paid until 2005 and dividends declared by AAG in respect of earnings for AAG’s fiscal year ended June 30, 2005 were not paid until the second quarter of 2006. We received $3.9 million of dividends declared for AAG’s fiscal year ended June 30, 2006 in the second quarter of 2007.

On May 15, 2007 we sold our investment in AAG to OK Spring Roll Limited Partnership, an investment vehicle in association with ORIX Corporation. We received $151.2 million in cash, net of transaction costs, plus an additional $2.0 million of special dividends. Proceeds from the sale of our investment in AAG were allocated in accordance with the terms of the indenture governing our 11 1/2 % notes. As a result, we repurchased $71.9 million aggregate principal amount of the notes, and distributed $76.6 million to our stockholders. For more information, see “Note 8—Affiliate Transactions” and “Note 11—Debt” to our unaudited consolidated combined financial statements included in this quarterly report on Form 10-Q.

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

Demand for our products in the transportation end-user market generally correlates positively with the overall economy. For example, during the economic downturn from 2000 to 2001, manufacturers of truck trailers experienced shipment volume declines of 48%, which caused a negative impact on our operating profitability. In the period of general economic recovery from 2001 to 2006, shipment volume to manufacturers of truck trailers grew by a compounded annual growth rate of 12%, and we believe that volume increased by 7% in 2006. Rising fuel costs have a positive impact on demand for aluminum extrusions in truck trailers, because it makes aluminum a desirable lightweight alternative to steel, although higher fuel costs tend to dampen demand in other transportation uses, such as recreational vehicles. Growth in imports from Asia has driven demand for truck trailers used to haul goods shipped from Asia from the coast to their destinations in manufacturing centers across the country. In other areas of the transportation end-user market, demographic trends can have an effect on the demand for our products. We expect the retirement of the aging “baby boom” generation to have a positive impact on demand for recreational vehicles.

Demand for our products in the residential building and construction end-user market is driven by new residential construction and remodeling activity, which are impacted by demographic trends, interest rate levels and overall economic conditions. In recent years, we have experienced strong demand in this end-user market due to strong new housing starts, the increasing size of new homes and increased remodeling and repair activity. However, after showing strong growth during recent years, that market slowed considerably during the second half of 2006, and our shipments to that market were down 26% in the fourth quarter of 2006 as compared to the fourth quarter of 2005. According to data published by the U.S. Census Bureau, housing starts in the United States were down 26% year over year in the first six months of 2007. Remodeling activity has slowed as well. We continue to believe that the residential building and construction market will recover eventually, but we cannot be certain of when the current downturn in this market will end.

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

We separately negotiate the billet premium we pay, and changes in the billet premium we pay affect our gross margin. We charge our customers a “conversion price,” which is based upon our costs to produce, including non-aluminum raw materials costs, the billet premium we pay, shipping costs and what we charge for our services. We change the conversion price periodically to reflect changes in competitive pricing or escalating costs, or to enhance our operating margin, which can have a positive impact on our profitability. Conversion price adjustments were relatively infrequent until 2004. Since that time, increasing raw material, freight and energy costs have resulted in more frequent conversion price changes. Some of our conversion price increases have not been well-received by our customers. For example, in 2004, we raised our conversion prices due to billet shortages, and in 2005, we selectively scaled back some conversion prices in response to customer feedback. More recent price increases implemented in 2006 were generally well accepted.

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

Globalization

Imports of extrusions from China currently represent approximately 9.5% of the United States and Canadian aluminum extrusion market, up from less than 1% in 2000. We believe Chinese suppliers have the ability to increase their market share in the U.S. and Canadian market by at least one percentage point per year. Increased direct participation in the U.S. and Canadian market by extruders in other countries would increase competition, which could adversely affect our operating results.

Globalization of the aluminum extrusion industry also represents an opportunity for us to outsource high volume labor-intensive extrusions to lower-cost providers. We outsourced approximately 5% of our shipment volume in the six months ended July 1, 2007 to aluminum extruders in China. Outsourcing to China has increased our shipment volume of lower-margin products and has increased our total operating profit.

Effective July 1, the Chinese government canceled a rebate of the 11% value-added tax on exported aluminum extruded products. At this point, it is too early for us to determine what, if any, impact this will have on our operating results.

Restructuring

We incurred restructuring expense of $2.1 million in the six months ended July 1, 2007, of which $1.7 million was related to the closure of our Watsonville, California plant, which closed in May of 2007. $0.4 million was related to an overhead restructuring program, which resulted in the termination of seventeen employees. We have historically restructured our overhead and plant operations on an ongoing basis. Since 2002 we have closed two facilities, consolidated certain shared services organizations and scaled back our fixed administrative and plant overhead. Severance, relocation and other restructuring cost levels have been significant but provide for a lower cost structure going forward, positively impacting operating results. The driving rationale behind our closures is moving volume from less efficient operations to more cost effective facilities.

Unaudited Pro Forma Condensed Combined Financial Data

We derived unaudited pro forma condensed combined financial data by applying pro forma adjustments to the historical combined financial statements of Indalex included elsewhere in this report. The unaudited pro forma condensed combined statements of operations data for the periods presented give effect to the Honeywell Acquisition and the Transactions, including the offering of the outstanding notes, and the application of the net proceeds therefrom, as if the Honeywell Acquisition and the Transactions had occurred at the beginning of the periods presented. For a description of the assumptions underlying the adjustments to the pro forma condensed combined financial data, please see the information set forth under—“Unaudited Pro Forma Condensed Combined Financial Data” in Exhibit 99.1 to this quarterly report on Form 10-Q.

The Honeywell acquisition was accounted for under purchase accounting. As a result, a portion of the total cost of the Honeywell acquisition was allocated to our assets and liabilities based upon their fair value as of March 31, 2005, the date of the Honeywell acquisition. The pro forma adjustments for the Honeywell acquisition give effect to these purchase accounting adjustments as of the first day of the periods presented. We have also accounted for the Indalex Holdings acquisition under the purchase method of accounting.

The unaudited pro forma condensed combined financial data is for informational purposes only and should not be considered indicative of actual results that would have been achieved had the Transactions been consummated on the date or for the periods indicated and do not purport to indicate results of operations as of any future date or any future period.

Results of Operations—Three months Ended July 1, 2007

The following table sets forth the results of operations of Successor for the three months ended July 2, 2006 and the three months ended July 1, 2007, which have been derived from the unaudited consolidated and combined financial statements included elsewhere in this report.

	Successor
	Three Months Ended July 2, 2006	Three Months Ended July 1, 2007
Statement of income data:
Net sales	$353,023	$304,806
Costs and expenses:
Cost of sales	323,758	286,739
Selling, general and administrative	15,849	12,974
Management fees to affiliates	681	250
Amortization of intangibles	2,935	2,521
Other expense	800	1,532
Restructuring charges	—	469
Impairment of long-lived assets	487	223
Loss on disposal of assets	143	62
Mark-to-market on derivatives	(257)	560
Total costs and expenses	344,396	305,330
Income (loss) from operations	8,627	(524)
Other income (expense):
External interest—net	(9,643)	(9,814)
Deferred financing costs	(609)	(616)
Interest income	—	373
Loss on redemption of notes	—	(7,149)
Income from equity method investment in AAG	1,282	4,020
Gain on sale of equity method investment in AAG	—	51,242
Income (loss) before income taxes	(343)	37,532
Income tax provision	45	7,470
Net income (loss)	$(388)	$30,062
Selected operating data:
Pounds shipped	182,749	152,399

Three months Ended July 1, 2007 Compared to Three months Ended July 2, 2006

Net sales

Net sales decreased by $48.2 million, or 13.7%, from $353.0 million in the three months ended July 2, 2006 to $304.8 million in the three months ended July 1, 2007. Shipment volume fell 16.6% as a result of weak market demand, particularly in the Residential Building and Construction and Transportation end-user markets. Within Transportation, weakness in the Recreational Vehicle and Truck markets was responsible for the decline. Net sales were positively impacted by higher average base aluminum prices that are largely passed on to our customers. Base aluminum prices increased on average by 1.6% in the three months ended July 1, 2007 as compared to the three months ended July 2, 2006. The increase in the relative value of the Canadian dollar versus the U.S. dollar resulted in a $1.8 million increase in net sales.

Cost of sales

Cost of sales decreased by $37.0 million, or 11.4%, from $323.8 million in the three months ended July 2, 2006 to $286.7 million in the three months ended July 1, 2007, due primarily to lower volume, but partially offset by higher base metal costs, and higher unit freight, natural gas and electricity costs. Unit labor costs were about the same in the three months ended July 1, 2007 as compared to the three months ended July 2, 2006. Application of LIFO valuation to inventories resulted in a $0.6 million decrease in cost of sales. Depreciation decreased by $0.1 million, or 1.4%, in the three months ended July 1, 2007, primarily due to the elimination of depreciation on our Winton and Watsonville facilities.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $2.9 million, or 18.1%, from $15.8 million in the three months ended July 2, 2006 to $13.0 million in the three months ended July 1, 2007. Lower employee incentive compensation and bad debt expenses were partially offset by higher stand alone costs.

Management fees to affiliates

Management fees to affiliates decreased by $0.4 million, or 63.3%, from $0.7 million in the three months ended July 2, 2006 to $0.3 million in the three months ended July 1, 2007, because our EBITDA was lower. Management fees to affiliates reflects expenses of $1.0 million annually, or 2% of our EBITDA, whichever is greater, payable to an affiliate of Sun Capital Partners.

Amortization of intangibles

Amortization of intangibles decreased by $0.4 million, or 14.1%, from $2.9 million in the three months ended July 2, 2006 to $2.5 million in the three months ended July 1, 2007. The decrease was due to the use of the declining balance method for amortization. The amortization expense was incurred as a result of the application of purchase accounting in connection with the Honeywell acquisition and the Indalex Holdings acquisition, which resulted in an increase in the value of a trademark and our customer lists.

Other expense

Other expense in the three months ended July 1, 2007 was $1.5 million, which consisted primarily of foreign currency losses for certain of our Canadian assets and liabilities due to increases in the Canadian dollar versus the U.S. dollar.

In the three months ended July 2, 2006, other expense was $0.8 million, which included expenses related to general liability of $0.5 million, strike costs of $0.2 million at our Mountaintop, Pennsylvania plant, and other miscellaneous expenses of $0.1 million.

Restructuring charges

In the three months ended July 1, 2007, we recorded restructuring charges of $0.5 million, of which $0.4 million was related to the closure of our Watsonville, California facility and $0.1 million was related to an overhead restructuring program initiated in September of 2006, which resulted in the termination of seven employees during the three months ended July 1, 2007.

Impairment of long-lived assets

In the three months ended July 1, 2007, we made plans to scrap components of a surplus handling system at our Kokomo, Indiana facility. As a result, we recorded an impairment charge of $0.2 million. In the three months ended July 2, 2006, we recorded impairment charges of $0.5 million related to the writedown of a press in our Connersville, Indiana plant.

Loss on disposal of assets

In the three months ended July 1, 2007 and July 2, 2006, we recorded losses incurred in the ordinary course of business.

Mark-to-market on derivatives

In accordance with FAS 133, we recorded a loss on our forward aluminum hedging contracts of $0.6 million in the three months ended July 1, 2007 due to lower market prices in relation to the price at which we established our hedges. In the three months ended July 2, 2006, we recorded a gain on our derivatives of $0.3 million due to higher market prices in relation to the price at which we established our hedges.

Income (loss) from operations

Income from operations decreased by $9.1 million, from income of $8.6 million in the three months ended July 2, 2006 to a loss of $0.5 million in the three months ended July 1, 2007, primarily as a result of the decrease in sales, combined with the increase in mark-to-market expenses, partially offset by lower selling, general and administrative costs.

Interest expense

Interest expense increased by $0.2 million, from $9.6 million in the three months ended July 2, 2006 to $9.8 million in the three months ended July 1, 2007. The increase was primarily because the average interest rate on our revolver borrowings was higher in the three months ended July 1, 2007 than it was in the three months ended July 2, 2006.

Deferred financing costs

Amortization expense for deferred financing costs of $0.6 million is included in deferred financing costs for the three months ended July 1, 2007 and the three months ended July 2, 2006.

Interest income

In the three months ended July 1, 2007, we recorded interest income of $0.4 million.

Loss on redemption of notes

On June 21, 2007, we repurchased $71.9 million aggregate principal amount of the notes with proceeds from the sale of our investment in AAG. The notes were repurchased at a 5% premium plus accrued interest. As a result of the tender offer for the notes, we recorded a loss of $7.1 million, including a repurchase premium of $3.6 million, unamortized debt issue costs of $2.8 million and unamortized discount on notes of $0.7 million.

Income from equity method investment in AAG

Income from our equity investment in AAG increased by $2.7 million, from $1.3 million in the three months ended July 2, 2006 to $4.0 million in the three months ended July 1, 2007 as AAG’s volume increased significantly due to the completion of their new production facility. The volume increase was partially offset by the fact that we sold our investment in AAG in May of 2007.

Gain on sale of  equity method investment in AAG

In the three months ended July 1, 2007, we sold our equity method investment in AAG, resulting in a $51.2 million gain.

Income tax provision

We recorded a tax expense of $7.5 million in the three months ended July 1, 2007 compared to a tax expense in the three months ended July 2, 2006 of $45,000. The primary reason for the increase in income tax expense was the FIN 48 position taken related to the sale of our equity method investment in AAG.

Results of Operations—Six months Ended July 1, 2007

The following table sets forth the results of operations of Predecessor 2 for period from January 1, 2006 to February 1, 2006, and Successor for the period from February 2, 2006 to July 2, 2006, and the six months ended July 1, 2007, all of which have been derived from the unaudited consolidated and combined financial statements included elsewhere in this report, and the pro forma results of operations for the six months ended July 2, 2006, which have been derived from the information set forth under “Unaudited Pro Forma Condensed Combined Financial Data” in Exhibit 99.1 to this quarterly report on Form 10-Q.

	Predecessor 2	Successor	Successor	Pro Forma
	Period from January 1, 2006 to February 1, 2006	Period from February 2, 2006 to July 2, 2006	Six Months Ended July 1, 2007	Six Months Ended July 2, 2006(1)
	(Dollars and pounds in thousands)
Statement of income data:
Net sales	$100,019	$563,935	$596,028	$663,954
Costs and expenses:
Cost of sales	95,127	523,578	563,828	610,942
Selling, general and administrative	5,548	24,704	26,928	29,789
Management fees to affiliates	125	989	569	1,089
Amortization of intangibles	920	4,874	5,129	5,838
Other expense	195	1,228	647	1,423
Restructuring charges	—	—	2,087	—
Impairment of long-lived assets	—	487	223	487
Loss on disposal of assets	—	3	120	3
Mark-to-market on derivatives	(3,619)	782	(916)	(2,837)
Total costs and expenses	98,296	556,645	598,615	646,734
Income (loss) from operations	1,723	7,290	(2,587)	17,220
Other income (expense):
External interest—net	(24)	(16,061)	(19,707)	(19,146)
Deferred financing costs	—	(1,010)	(1,212)	(1,212)
Interest income	—	—	373	—
Loss on redemption of notes	—	—	(7,149)	—
Income from equity method investment in AAG	643	2,425	8,937	3,068
Gain on sale of equity method investment in AAG	—	—	51,242	—
Affiliated acquisition fees	—	(5,475)	—	(5,475)
Income (loss) before income taxes	2,342	(12,831)	29,897	(5,545)
Income tax (benefit) provision	703	(4,020)	6,522	(1,630)
Net income (loss)	$1,639	$(8,811)	$23,375	$(3,915)
Selected operating data:
Pounds shipped	52,456	303,432	300,223	355,888

(1)          Please see Exhibit 99.1 to this quarterly report on Form 10-Q for more information.

Six months Ended July 1, 2007 Compared to Pro Forma Six months Ended July 2, 2006

Net sales

Net sales decreased by $67.9 million, or 10.2%, from $664.0 million in the pro forma six months ended July 2, 2006 to $596.0 million in the six months ended July 1, 2007. Shipment volume fell 15.6% as a result of weak market demand, particularly in the Residential Building and Construction and Distribution end-user markets. Net sales were positively impacted by higher average base aluminum prices that are largely passed on to our customers. Base aluminum prices increased on average by 7.1% in the six months ended July 1, 2007 as compared to the pro forma six months ended July 2, 2006. The increase in the relative value of the Canadian dollar versus the U.S. dollar resulted in a $0.4 million increase in net sales.

Cost of sales

Cost of sales decreased by $47.1 million, or 7.7%, from $610.9 million in the pro forma six months ended July 2, 2006 to $563.8 million in the six months ended July 1, 2007, due primarily to lower volume, but partially offset by higher base metal costs, and higher unit freight, natural gas and electricity costs. Unit labor costs were about the same in the six months ended July 1, 2007 as compared to the pro forma six months ended July 2, 2006. Application of LIFO valuation to inventories resulted in a $0.4 million decrease in cost of sales. Depreciation decreased by $0.6 million, or 3.4%, in the six months ended July 1, 2007, primarily due to the elimination of depreciation on our Winton and Watsonville facilities.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $2.9 million, or 9.6%, from $29.8 million in the pro forma six months ended July 2, 2006 to $26.9 million in the six months ended July 1, 2007. Lower employee incentive compensation and bad debt expenses were partially offset by higher stand alone costs.

Management fees to affiliates

Management fees to affiliates decreased by $0.5 million, or 47.8%, from $1.1 million in the pro forma six months ended July 2, 2006 to $0.6 million in the six months ended July 1, 2007, because our EBITDA was lower. Management fees to affiliates reflects expenses of $1.0 million annually, or 2% of our EBITDA, whichever is greater, payable to an affiliate of Sun Capital Partners.

Amortization of intangibles

Amortization of intangibles decreased by $0.7 million, or 12.1%, from $5.8 million in the pro forma six months ended July 2, 2006 to $5.1 million in the six months ended July 1, 2007. The decrease was due to the use of the declining balance method for amortization. The amortization expense was incurred as a result of the application of purchase accounting in connection with the Honeywell acquisition and the Indalex Holdings acquisition, which resulted in an increase in the value of a trademark and our customer lists.

Other (income) expense

Other expense in the six months ended July 1, 2007 was $0.6 million, which consisted primarily of foreign currency losses for certain of our Canadian assets and liabilities due to increases in the Canadian dollar versus the U.S. dollar.

In the pro forma six months ended July 2, 2006, other expense was $1.4 million, which included expenses related to foreign currency losses of $0.5 million for certain of our Canadian assets and liabilities due to increases in the Canadian dollar versus the U.S. dollar; strike costs of $0.2 million at our Mountaintop, Pennsylvania plant; expenses of $0.5 million related to general liability insurance; and $0.2 million in other miscellaneous expenses.

Restructuring charges

In the six months ended July 1, 2007, we recorded restructuring charges of $2.1 million, of which $1.7 million was related to the closure of our Watsonville, California facility and $0.4 million was related to an overhead restructuring program initiated in September of 2006, which resulted in the termination of 17 employees during the six months ended July 1, 2007.

Impairment of long-lived assets

In the six months ended July 1, 2007, we made plans to scrap components of a surplus handling system at our Kokomo, Indiana facility. As a result, we recorded an impairment charge of $0.2 million. In the pro forma six months ended July 2, 2006, we recorded impairment charges of $0.5 million related to the writedown of a press in our Connersville, Indiana plant.

Loss on disposal of assets

In the six months ended July 1, 2007 and in the pro forma six months ended July 2, 2006, we recorded losses incurred in the ordinary course of business.

Mark-to-market on derivatives

In accordance with FAS 133, we recorded a gain on our forward aluminum hedging contracts of $0.9 million in the six months ended July 1, 2007 due to higher market prices in relation to the price at which we established our hedges. In the pro forma six months ended July 2, 2006, we recorded a gain on our derivatives of $2.8 million due to higher market prices in relation to the price at which we established our hedges.

Income (loss) from operations

Income from operations decreased by $19.8 million, from $17.2 million in the pro forma six months ended July 2, 2006 to a loss of $2.6 million in the six months ended July 1, 2007, primarily as a result of the decrease in sales, combined with the increase in restructuring expense and the reduced mark-to-market gain, partially offset by lower selling, general and administrative expenses.

Interest expense

Interest expense increased by $0.6 million, from $19.1 million in the pro forma six months ended July 2, 2006 to $19.7 million in the six months ended July 1, 2007. The increase was primarily caused by additional interest payments on the 11 1/2% Notes, due to delays in registering the notes with the SEC. In addition, the average interest rate on our revolver borrowings was higher in the six months ended July 1, 2007 than it was in the pro forma six months ended July 2, 2006.

Deferred financing costs

Amortization expense for deferred financing costs of $1.2 million is included in deferred financing costs for the six months ended July 1, 2007 and the pro forma six months ended July 2, 2006.

Interest income

In the six months ended July 1, 2007, we recorded interest income of $0.4 million.

Loss on redemption of notes

On June 21, 2007, we repurchased $71.9 million aggregate principal amount of the notes with proceeds from the sale of our investment in AAG. The notes were repurchased at a 5% premium plus accrued interest. As a result of the tender offer for the notes, we recorded a loss of $7.1 million, including a repurchase premium of $3.6 million, unamortized debt issue costs of $2.8 million, unamortized discount on notes of $0.7 million, and transaction costs of $41,000.

Income from equity method investment in AAG

Income from our equity investment in AAG increased by $5.9 million, from $3.1 million in the pro forma six months ended July 2, 2006 to $8.9 million in the six months ended July 1, 2007 as AAG’s volume increased significantly due to the completion of their new production facility. The volume increase was partially offset by the fact that we sold our investment in AAG in May of 2007.

Gain on sale of equity method investment in AAG

In the six months ended July 1, 2007, we sold our equity method investment in AAG, resulting in a $51.2 million gain.

Affiliated acquisition fees

In the pro forma six months ended July 2, 2006, we incurred affiliated acquisition expenses of $5.5 million related to the Transactions, payable to an affiliate of Sun Capital Partners.

Income tax provision

We recorded an income tax expense of $6.5 million in the six months ended July 1, 2007 compared to a tax benefit in the pro forma six months ended July 2, 2006 of $1.6 million. The primary reason for the increase in the income tax expense was the FIN 48 position taken related to the sale of our equity method investment in AAG.

Liquidity and Capital Resources

Cash Flows

Operating activities

In the three months ended July 1, 2007, net cash from operations was $0.3 million, primarily as a result of dividends received from our equity method investment in AAG, partially offset by higher inventories and lower accrued expenses. In the three months ended July 2, 2006, net cash from operations was $13.6 million, primarily as a result of dividends received from our equity method investment in AAG and higher accounts payable, partially offset by increases in inventories and accounts receivable.

Net cash used in operations was $42.1 million in the six months ended July 1, 2007, primarily as a result of higher accounts receivable and higher inventories, partially offset by higher accounts payable. Accounts receivable, inventories, and accounts payable typically increase in the first part of the year, due to seasonal volume increases. For the period from January 1, 2006 to February 1, 2006, cash flow from operations was $3.3 million, primarily as a result of higher accrued expenses, partially offset by an increase in accounts receivable. For the period from February 2, 2006 to July 2, 2006, cash from operations was $0.3 million, as higher accounts payable were partially offset by higher accounts receivable and inventories.

Investing activities

In the three months ended July 1, 2007, net cash from investing was $142.0 million, primarily as a result of the sale of our equity method investment in AAG, which generated $151.2 million during the period. Capital expenditures were $9.2 million in the three months ended July 1, 2007. In the three months ended July 2, 2006, net cash used in investing was $5.4 million, as a result of capital expenditures of $5.4 million.

Net cash from investing activities was $135.1 million in the six months ended July 1, 2007, primarily as a result of the sale of our equity method investment in AAG, which generated $151.2 million in cash, net of transaction costs. Capital expenditures for the six months ended July 1, 2007 were $16.1 million. For the period from January 1, 2006 to February 1, 2006, cash used in investing activities was $3.0 million, and consisted solely of capital expenditures. For the period from February 2, 2006 to July 2, 2006, net cash used in investing activities was $430.4 million. The Indalex Holdings acquisition accounted for $420.0 million of cash used in investing activities in the period from February 2, 2006 to July 2, 2006, including $418.3 million for the Indalex Holdings acquisition and $1.7 million of transaction costs. Capital expenditures were $10.6 million for the period from February 2, 2006 to July 2, 2006.

Financing activities

In the three months ended July 1, 2007, net cash used in financing activities was $143.4 million. During the period, we made a distribution to shareholders of $76.6 million and used $75.5 million to repurchase Notes with a face value of $71.9 million. Proceeds from the sale of our equity method investment in AAG were used for the distribution to shareholders and the repurchase of the Notes, in accordance with the terms of the indenture governing the Notes. Net revolver borrowings were $9.1 million during the period.

In the three months ended July 2, 2006, cash used in financing activities was $3.8 million, consisting primarily of repayments of revolver borrowings of $8.3 million. This partially offset by a working capital adjustment of $5.9 million received from Honeywell during the three months ended July 2, 2006.

Net cash used in financing activities was $101.4 million in the six months ended July 1, 2007, consisting of a distribution to shareholders of $76.6 million and redemption of notes of $75.5 million, partially offset by revolver borrowings of $51.4 million. Net cash used in financing activities was $8.5 million for the period from January 1, 2006 to February 1, 2006, primarily consisting of a dividend of $6.8 million paid to Honeywell during the period. In the period from February 2, 2006 to July 2, 2006, cash from financing activities was $438.6 million, consisting of borrowings on long-term debt of $266.6 million, capital contributions of $111.3 million, and revolver borrowings of $78.0 million, partially offset by debt issuance costs of $16.8 million.

The primary sources of liquidity for our business are cash flow generated from operations and borrowings under our revolving credit facility. We expect that our principal uses of cash will be debt service requirements, working capital and capital expenditures.

Debt and Commitments

We have significant debt service obligations. As of July 1, 2007, we had outstanding $309.0 million in aggregate indebtedness, with an additional $70.5 million of borrowing capacity available under our revolving credit facility, net of $10.4 million of outstanding letters of credit, which reduce availability. Our liquidity requirements are significant, primarily due to debt service requirements and the cyclicality of our business. Our cash interest payments for the six months ended July 1, 2007 were $21.9 million.

Revolving Credit Facility

The revolving credit facility provides for a first-priority secured five-year asset-based revolving credit facility in an aggregate principal amount of up to $200.0 million, all of which is available in the form of loans denominated in U.S. dollars to Indalex Holding Corp. and up to $80.0 million of which is available as a revolving credit sub-facility in the form of loans denominated in Canadian dollars and loans denominated in U.S. dollars to Indalex Limited or bankers’ acceptances denominated in Canadian dollars, subject in each case to the borrowing base limitations described below. Up to an aggregate of $30.0 million will be available to Indalex Holding Corp., Indalex Limited and subsidiaries of Indalex Holding Corp., to the extent that Indalex Holding Corp. or Indalex Limited is a co-applicant, for the issuance of letters of credit. As of July 1, 2007, borrowings under the revolving credit facility bore interest at a weighted average rate of 7.4%.

We used the borrowings under the revolving credit facility, together with the proceeds of the cash equity contribution and the proceeds of the offering of the notes, to pay the purchase price of the Indalex

Holdings acquisition, to pay the fees and expenses in connection with the Transactions and for general corporate purposes, including working capital.

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

The collateral under the security documents includes the capital stock of the following companies: Indalex Holding Corp., Indalex Inc., Indalex Limited, Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. In accordance with the collateral cutback provision, the collateral securing the notes and the related guarantees includes shares of capital stock only to the extent that the applicable value of such capital stock, determined on an entity-by-entity basis, is less than 20% of the principal amount of the notes outstanding. The applicable value of the capital stock of any entity is deemed to be the greatest of its par value, book value or market value. The book value and market value of the capital stock of each of Indalex Holding Corp. and Indalex Inc. exceeded 20% of the principal amount of the notes as of July 1, 2007. As a result, the pledge of the capital stock of these entities with respect to the notes is limited to capital stock of each such entity with an applicable value of less than 20% of the principal amount of the notes, or $39.6 million.

The capital stock of the following companies does not constitute collateral under the security documents: Indalex UK Limited, Indalex Holdings (B.C.) Ltd., 6326765 Canada Inc., Novar Inc. and Asia Aluminum Group Ltd.

As of July 1, 2007, the book value of each company whose capital stock constitutes collateral under the security documents is as follows:

•       Indalex Holding Corp.—$33.1 million.

•       Indalex Inc.—$80.9 million.

•       Indalex Limited—$66.8 million, of which 65%, or $43.4 million, constitutes collateral under the terms of the security documents.

•       Dolton Aluminum Company, Inc.—$0 million.

•       Caradon Lebanon Inc.—$0 million.

In the case of Indalex Holding Corp. and Indalex Inc., the applicable value capital stock that constitutes collateral under the security documents is limited to less than $39.6 million under the collateral cutback provision.

The Company determined the book value of each company whose capital stock constitutes collateral under the security documents based on the book value of the equity securities of each such company as carried on the Company’s balance sheet as of July 1, 2007 prepared in accordance with U.S. GAAP.

Management estimated that the market value of the capital stock of Indalex Limited as of July 1, 2007 was $24.6 million, of which 65%, or $16.0 million, constitutes collateral under the terms of the security documents. The market value of the capital stock of each of Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. is zero because there are no assets held by these entities.

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

As of July 1, 2007, the book value of capital stock, as a percentage of the principal amount of the notes, of each entity whose capital stock constitutes collateral exceeding 10% of the principal amount of the notes was as follows:

•       Indalex Holding Corp.—ratio of (i) book value of the Company’s investment in Indalex Holding Corp. ($33.1 million) to (ii) principal amount of notes ($198.1 million) equals 16.7%.

•       Indalex Inc.—ratio of (i) book value of Indalex Holding Corp.’s investment in Indalex Inc. ($80.9 million) to (ii) principal amount of notes ($198.1 million) equals 40.8%.

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

As of July 1, 2007, the net book value of the capital stock securing the notes was $74.6 million and the book value of all other property and assets securing the notes was $306.1 million.

Capital expenditures

We made $16.1 million in capital expenditures in the six months ended July 1, 2007. Our spending was for dies, quality and efficiency projects and replacement projects, and included $2.4 million related to an expansion at our Connersville, Indiana plant; $1.8 million related to a capacity expansion at our Modesto, California plant; $1.0 million for billet casting upgrades at our City of Industry, California plant; and $0.4 million for a billet furnace and saw at our Elkhart, Indiana plant.

We believe that funds generated from operations and anticipated borrowing capacity under our revolving credit facility will be adequate to fund debt service requirements, capital expenditures and working capital requirements. Our ability to continue to fund these items may be affected by general economic, financial, competitive, legislative and regulatory factors outside of our control.

We believe that our current financial position and financing plans will provide flexibility in financing activities and permit us to respond to changing conditions in credit markets. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs.

Contractual obligations summary

The following table reflects our contractual obligations and commitments as of July 1, 2007.

Contractual Obligations and Commitments by Fiscal Year

(in thousands)

	Total	Remainder of 2007	2008-2009	2010-2011	Beyond 2011
Letters of credit	$10.4	—	—	—	$10.4
Revolving credit facility	$107.5	—	—	$107.5	—
Operating leases	$6.2	$1.1	$3.2	$1.4	$0.5
Capital leases	$6.2	$0.9	$3.6	$1.7	—
Purchase obligations	$316.4	$190.4	$124.9	$1.1	—
Long-term debt	$198.1	—	—	—	$198.1
Fixed interest payments	$159.6	$22.8	$45.6	$45.6	$45.6
Total	$804.4	$215.2	$177.3	$157.3	$254.6

The table above does not reflect variable rate interest payments on our revolving credit facility. Based on the weighted average interest rate of 7.4% and outstanding borrowings of $107.5 million as of July 1, 2007, our annual variable interest rate payments would be $8.0 million.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Indalex Holding Corp. and Holdings during the three months ended July 1, 2007.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report on Form 10-Q is incorporated by reference herein.

SIGNATURES

The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2007.

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