Form 10-Q
period 2007-09-30
INDALEX HOLDINGS FINANCE INC
filed 2007-11-14
CIK 1351667

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:    333-138178

INDALEX HOLDINGS FINANCE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	3350 (Primary Standard Industrial Classification Number)	20-3730880 (I.R.S. Employer Identification No.)
75 Tri-State International, Suite 450 Lincolnshire, IL 60069 Telephone: (847) 810-3000
(Address, including zip code, and telephone number, including area code, of registrants' principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒        No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer ☐                   Accelerated filer ☐                    Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐        No ☒

        The number of shares of the registrant's common stock outstanding as of October 31, 2007 was 1,000,024.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2007 and December 31, 2006

(Dollars in thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$960	$11,157
Accounts receivable, less allowance of $6,001 in 2007 and $4,462 in 2006	116,786	103,924
Receivable from suppliers	6,956	8,980
Inventories	91,271	67,182
Prepaid expenses and other current assets	9,737	10,765
Deferred income taxes	6,035	—

Total current assets	231,745	202,008
Investment in AAG	—	96,950
Property, plant, and equipment, net	198,458	199,638
Goodwill	—	3,537
Other intangibles, net	67,784	78,264
Deferred financing costs	10,102	14,594
Other assets	2,198	2,692

Total assets	$510,287	$597,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$65,498	$66,780
Income taxes payable	1,759	2,648
Deferred income taxes	—	2,456
Accrued expenses and other current liabilities	40,074	38,478
Accrued interest	5,120	13,806
Capital lease obligation	1,498	1,243
Checks issued in excess of bank balance	8,140	—
Revolver borrowings	102,500	55,717

Total current liabilities	224,589	181,128
Other liabilities	27,817	30,667
Capital lease obligation	3,922	4,674
Long-term debt	196,059	266,957
Deferred income taxes	33,186	24,859

Total liabilities	485,573	508,285

Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock ($.001 par value per share). Authorized shares 2,900,000.
Issued and oustanding 1,000,114	1	1
Additional paid-in capital	34,632	110,665
Treasury stock, 90 shares at $111.11 per share	(10)	(10)
Accumulated retained deficit	(13,834)	(23,898)
Accumulated other comprehensive income	3,925	2,640

Total stockholders' equity	24,714	89,398

Total liabilities and stockholders' equity	$510,287	$597,683

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

For the Periods January 1, 2007 through September 30, 2007, January 1, 2006 through February 1, 2006, and

February 2, 2006 through October 1, 2006

(Dollars in thousands)

(Unaudited)

	Three months ended		Nine months ended
				October 1, 2006
	September 30, 2007	October 1, 2006	September 30, 2007	Jan 1-Feb 1	Feb 2-Oct 1
	(Successor)	(Successor)	(Successor)	(Predecessor 2)	(Successor)
Net sales	$274,902	$326,073	$870,930	$100,019	$890,008
Costs and expenses:
Cost of sales	256,496	296,261	820,324	95,127	819,839
Selling, general, and administrative	12,522	15,775	39,450	5,548	40,479
Management fees to affiliates	250	356	819	125	1,345
Amortization of intangible assets	2,565	2,938	7,694	920	7,812
Other (income) expense	1,249	(546)	1,896	195	682
Restructuring charges	397	499	2,484	—	499
Impairment of long-lived assets	593	2,522	816	—	3,009
(Gain) loss on disposal of assets	(121)	218	(1)	—	221
Mark-to-market on derivatives	6,002	5,638	5,086	(3,619)	6,420

Total costs and expenses	279,953	323,661	878,568	98,296	880,306

Income (loss) from operations	(5,051)	2,412	(7,638)	1,723	9,702
Other income (expense):
External interest expense	(8,157)	(9,865)	(27,864)	(24)	(25,926)
Deferred financing costs	(525)	(606)	(1,737)	—	(1,616)
Interest income	25	—	398	—	—
Gain (loss) on redemption of notes	9	—	(7,140)	—	—
Income from equity method investment in AAG	—	2,811	8,937	643	5,236
Gain (loss) on sale of equity method investment in AAG	(19)	—	51,223	—	—
Affiliated acquisition fees	—	—	—	—	(5,475)

Income (loss) before income taxes	(13,718)	(5,248)	16,179	2,342	(18,079)
Income tax provision (benefit)	(407)	(944)	6,115	703	(4,964)

Net income (loss)	$(13,311)	$(4,304)	$10,064	$1,639	$(13,115)

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

For the Periods January 1, 2007 through September 30, 2007, January 1, 2006 through February 1, 2006, and

February 2, 2006 through October 1, 2006

(Dollars in thousands)

(Unaudited)

	Three months ended		Nine months ended
				October 1, 2006
	September 30, 2007	October 1, 2006	September 30, 2007	Jan 1-Feb 1	Feb 2-Oct 1
	(Successor)	(Successor)	(Successor)	(Predecessor 2)	(Successor)
Cash flows from operating activities
Net income (loss)	$(13,311)	$(4,304)	$10,064	$1,639	$(13,115)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	8,657	8,936	25,618	2,821	23,672
Amortization of intangible assets	2,565	2,938	7,694	920	7,812
Amortization of deferred financing costs	525	606	1,737	—	1,616
Amortization of bond discount	79	107	294	—	286
(Gain) loss on disposal of assets	(121)	218	(1)	—	221
Impairment of long-lived assets	593	2,522	816	—	3,009
Other	—	(7)	73	743	20
Income from equity method investment in AAG	—	(2,811)	(8,937)	(643)	(5,236)
Dividends from equity method investment in AAG	—	—	5,895	—	4,891
(Gain) loss on sale of equity method investment in AAG	19	—	(51,223)	—	—
(Gain) loss on redemption of notes	(9)	—	7,140	—
Stock-based compensation	192	211	594	—	727
Management fees to affiliates	—	—	—	125	—
Deferred income taxes	(1,955)	532	3,450	988	(6,922)
Changes in operating assets and liabilities, net of the effect of the acquisition:
Accounts receivable	23,177	15,476	(6,563)	(12,255)	(26,092)
Receivable from affiliates	—	—	—	1,854	—
Inventories	8,750	(10,674)	(19,969)	(2,652)	(24,976)
Prepaids and other assets	2,637	7,445	4,648	(3,684)	9,673
Income taxes payable/refundable	506	(1,502)	(1,039)	(292)	1,986
Checks issued in excess of bank balance	7,688	(2,269)	7,688	(242)	(1,260)
Accounts payable	(16,759)	(6,351)	(5,925)	(6,586)	36,819
Accrued expenses and other liabilities	(10,808)	(18,539)	(11,702)	19,798	(20,765)
Payable to affiliates	—	(203)	—	812	227

Net cash from operating activities	12,425	(7,669)	(29,648)	3,346	(7,407)

Cash flows from investing activities
Capital expenditures	(9,489)	(5,878)	(25,577)	(3,006)	(16,492)
Proceeds from sales of property, plant and equipment	139	2,068	129	—	2,252
Proceeds (transaction costs) from sale of equity method investment in AAG	(19)	—	151,215	—	—
Cash paid for acquisition	—	—	—	—	(418,256)
Payment of acquisition transaction cost	—	—	—	—	(1,735)

Net cash from investing activities	(9,369)	(3,810)	125,767	(3,006)	(434,231)

Cash flows from financing activities
Dividends and distributions	—	(1,522)	(76,627)	(6,809)	(1,522)
Payments on capital lease obligation	(313)	(299)	(928)	(58)	(740)
Revolver borrowings (repayments)	(5,433)	9,740	45,955	—	18,937
Net payments to affiliates on notes	—	—	—	(1,620)	—
Redemption of notes	—	—	(75,542)	—	—
Revolver borrowings, acquisition	—	—	—	—	68,839
Borrowings on long-term debt, acquisition	—	—	—	—	266,563
Capital contributions	—	—	—	—	111,250
Debt issuance costs	—	—	—	—	(16,814)

Net cash from financing activities	(5,746)	7,919	(107,142)	(8,487)	446,513

Effect of changes in foreign exchange rates on cash	1,239	(42)	826	(27)	215

Net change in cash and cash equivalents	(1,451)	(3,602)	(10,197)	(8,174)	5,090
Cash and cash equivalents
Beginning of period	2,411	8,692	11,157	9,366	—

End of period	$960	$5,090	$960	$1,192	$5,090

Supplemental cash flow information:
Cash paid for interest	$14,407	$17,042	$36,257	$18	$19,038
Cash paid for income taxes	1,030	—	3,685	—	—
Supplemental disclosure of non cash investing activities:
Property and equipment acquired under a capital lease	$—	$—	$—	$—	$3,198
Supplemental disclosure of acquisition of a business:
Fair value of assets acquired	$—	$—	$—	$—	$627,568
Fair value of liabilities assumed	—	—	—	—	209,312

Cash paid for acquisition	$—	$—	$—	$—	$418,256

        See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Period January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
January 1, 2007	$1	$110,665	$(10)	$(23,898)	$2,640	$89,398
Net income	—	—	—	10,064	—	10,064
Dividends and distributions	—	(76,627)	—	—	—	(76,627)
Stock-based compensation	—	594	—	—	—	594
Translation adjustment	—	—	—	—	1,285	1,285

September 30, 2007	$1	$34,632	$(10)	$(13,834)	$3,925	$24,714

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Periods January 1, 2006 through February 1, 2006 and February 2, 2006 through October 1, 2006

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Predecessor 2 balance, January 1, 2006	$391	$411,515	$9,712	$1,488	$423,106
Dividends and distributions	—	(12,708)	—	—	(12,708)
Divestiture incentive payment	—	743	—	—	743
Net income	—	—	1,639	—	1,639
Management fees to affiliates	—	125	—	—	125
Translation adjustment	—	—	—	(141)	(141)

Predecessor 2 balance, February 1, 2006	$391	$399,675	$11,351	$1,347	$412,764

Successor balance, February 2, 2006	$—	$—	$—	$—	$—
Dividends and distributions	—	(1,522)	—	—	(1,522)
Capital contributions	1	111,249	—	—	111,250
Net loss	—	—	(13,115)	—	(13,115)
Stock-based compensation	—	727	—	—	727
Translation adjustment	—	—	—	(612)	(612)

Successor balance, October 1, 2006	$1	$110,454	$(13,115)	$(612)	$96,728

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For the Periods January 1, 2007 through September 30, 2007, January 1, 2006 through February 1, 2006, and

February 2, 2006 through October 1, 2006

(Dollars in thousands)

(Unaudited)

NOTE 1—GENERAL

        The consolidated and combined financial statements have been prepared by management and have not been audited by the Company's external auditors. In the opinion of management, the accompanying unaudited consolidated and combined financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2007, and the results of operations and cash flows for the periods January 1, 2007 through September 30, 2007, January 1, 2006 through February 1, 2006 and February 2, 2006 through October 1, 2006. The results of operations and cash flows for the period January 1, 2007 through September 30, 2007 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. The financial information as of September 30, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in the Company's Form 10-K filed on April 2, 2007.

        On February 2, 2006, Indalex Holding Corp. acquired (the "Indalex Holdings acquisition"), Indalex Inc. and Indalex Limited, wholly owned subsidiaries of Honeywell International, Inc. ("Honeywell"). Indalex Holding Corp. is a holding company that is a wholly-owned direct subsidiary of Indalex Holdings Finance, Inc., (together with its predecessors, the "Company") which is beneficially owned by affiliates of Sun Capital Partners, Inc., certain other investors and members of the Company's management team. Honeywell had previously acquired (the "Honeywell acquisition") the former parent company, Novar plc ("Novar"), on March 31, 2005. Both the Indalex Holdings and the Honeywell acquisitions were accounted for under purchase accounting. The financial statements presented prior to the Honeywell acquisition are referred to as "Predecessor 1", and the statements following the Honeywell acquisition and prior to the Indalex Holdings acquisition are referred to as "Predecessor 2." The financial statements presented after the Indalex Holdings acquisition are referred to as the "Successor Company." Results prepared for each of these periods are not comparable.

        The Company reports its interim results on a 4-4-5 accounting calendar, therefore, the ending date for a period typically differs from a calendar month end. The consolidated financial statements for the third quarter 2007 are those for the 13 week period ended September 30, 2007.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no benefit is recognized. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 which occurred on January 1, 2007 had no effect on the Company's consolidated financial position and results of operations.

        During the period January 1, 2007 through September 30, 2007 the Company recorded a tax provision of $8.2 million for uncertain tax positions in the United States, United Kingdom, and Canada related to the sale of its investment in AAG. The tax positions taken in these jurisdictions relate to the basis and trading activities of the investment in AAG. Further, as of July 1, 2007 and over the next twelve months from that date, these tax positions could have resulted in an additional $14.5 million of tax expense based upon possible tax rulings from these jurisdictions. However, in the three months ended September 30, 2007 the Company received a favorable ruling related to the basis election in the United States. As a result the FIN 48 disclosure of additional tax expense included in the period ended July 1, 2007 is no longer required.

        During the period January 1, 2007 through September 30, 2007 the Company also recorded a tax provision of $.5 million for uncertain tax positions related to deducting acquisition related transaction costs in the United States and Canada. The Company does not expect the total amount of unrecognized tax benefits to increase by a material amount in the next twelve months.

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

        The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2007.

        In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

        In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1 Accounting for Planned Major Maintenance Activities (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable accrue in advance method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard had no impact on the Company's consolidated financial position or results of operations.

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

        In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Spilt-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

        In June 2007, the FASB ratified EITF 06-11 "Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in-capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-11 on its consolidated financial position and results of operations.

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

        Of the $89,000 acquired intangibles, $17,000 was assigned to a trade name, which is being amortized using a declining balance method over a 15-year life. The remaining $72,000 of acquired intangible assets relates to customer relationships that are being amortized using a declining balance method and a seven year life. The other intangibles have a weighted average useful life of 10.7 years. Goodwill acquired of $3,537 was not being amortized and was not deductible for tax purposes.

        During the three months ended September 30, 2007 the Company eliminated a deferred tax liability of $6,323 for book to tax differences related to certain inventory amounts. The liability existed at the time of acquisition and was determined to no longer be necessary based on information recently provided by the seller. The liability was reversed against goodwill in the amount of $3,537, reducing goodwill to zero. The remaining liability of $2,786 was reversed against intangible assets related to customer relationships.

        In connection with the Indalex Holdings acquisition certain executives of the Company received divestiture incentive payments totaling $743 that were paid by Honeywell. The payments were accounted for as compensation expense in selling, general and administrative expense, and as an increase to additional paid-in capital.

NOTE 4—EQUITY METHOD INVESTMENT

        On May 15, 2007 Indalex UK Limited sold its 25.01% interest in Asia Aluminum Group ("AAG") to OK Spring Roll Limited Partnership, an investment vehicle in association with ORIX Corporation. The Company received $151,215 in cash (net of transaction costs) and recorded a book gain before tax of $51,223 related to the sale.

        The investment in AAG was accounted for using the equity method of accounting. The principal business transactions between AAG and the Company include the sale of finished aluminum products where the Company uses AAG as a contract manufacturer. The Company purchases finished extruded aluminum products from AAG for resale to customers when it is more economical than manufacturing the product directly or when there are capacity constraints. Approximately 4%, 4%, and 6% of the Company's net sales were sourced from AAG for the periods January 1, 2007 to May 15, 2007, January 1, 2006 to February 1, 2006, and February 2, 2006 to October 1, 2006, respectively.

        Summarized financial data for AAG's operations as of May 15, 2007, February 1, 2006, and October 1, 2006 and for the periods ended is as follows:

	Period ended
		October 1, 2006
	May 15, 2007	Jan 1-Feb 1	Feb 2-Oct 1
	Successor	Predecessor 2	Successor
Sales	$342,167	$27,840	$374,682
Gross profit	62,321	6,067	71,540
Net income	33,678	2,573	21,589
Current assets	576,417	427,003	506,904
Current liabilities	665,984	350,990	432,358
Non-current liabilities	38	42,964	43,963
Total assets	1,024,008	695,343	783,956
Stockholders' equity	357,986	301,390	307,634
Retained earnings	277,726	218,160	227,373

NOTE 5—INTANGIBLE ASSETS

        As part of the Indalex Holding acquisition, identifiable intangible assets were recorded. The identifiable intangible assets are being amortized on a declining balance method. The useful lives range from seven to fifteen years. The table below summarizes the identified intangible assets and annual amortization expense.

	September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$69,214	$(14,833)	$54,381
Indalex trademark	$17,000	(3,597)	13,403

Total	$86,214	$(18,430)	$67,784

        Future amortization expense is as follows:

Year Ended December 31,
Remainder of 2007	$2,438
2008	$8,167
2009	$7,401
2010	$6,941
2011	$6,526

NOTE 6—RESTRUCTURING CHARGES

        On January 5, 2007, the Company announced the closure of its aluminum extrusion facility located in Watsonville, California. The facility ceased operations in June 2007. During the period January 1, 2007 to September 30, 2007, the Company recorded expense of $1,883 comprised of $1,289 for severance and related costs resulting from the termination of 99 people and $594 of lease obligations and other exit costs.

        In September 2006, the Company initiated an overhead restructuring program. The Company recorded expense of $500 in severance and related costs resulting from the termination of 19 people during the period January 1, 2007 to September 30, 2007. The cumulative severance and related costs are $2,272 resulting from the termination of 51 people.

        The Company recorded expense of $101 for payments related to restructuring programs initiated prior to 2006.

        The following table summarizes the status of the Company's total restructuring costs.

	Severance Costs	Exit Costs	Total
Balance at December 31, 2006	$1,529	$—	$1,529
January 1-September 30, 2007 charges	1,890	594	2,484
January 1-September 30, 2007 usage	(2,567)	(594)	(3,161)

Balance at September 30, 2007	$852	$—	$852

NOTE 7—DERIVATIVE INSTRUMENTS

        SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. In accordance with the Company's risk management policy, derivatives are limited to futures, forwards, swaps, and options, which are used to mitigate commodity price, foreign currency, and interest rate risk. These hedging relationships do not qualify for hedge accounting as defined by SFAS No. 133. Therefore, the derivatives are marked to market through the income statement.

        As of September 30, 2007, the Company had 370 contracts to purchase 65.9 million pounds of aluminum at prices per pound between $0.77 and $1.30 (actual). These purchase contracts are scheduled to mature between October 2007 and January 2009, and the notional amount was $78,199. As of September 30, 2007, the Company had 38 contracts to sell 111.8 million pounds of aluminum at prices between $1.08 and $1.28 (actual). These sales contracts are scheduled to mature between October 2007 and June 2008, and the notional amount was $125,180. As of September 30, 2007, the unrealized losses related to these derivatives are recorded within other current liabilities in the amount of $1,024. The income statement reflects a loss of $4,473 for the period January 1, 2007 to September 30, 2007. As of December 31, 2006, the unrealized gains related to these derivatives are recorded within other current assets in the amount of $3,449. The income statement reflects a gain of $3,619 for the period January 1, 2006 to February 1, 2006 and a loss of $6,420 for the period February 2, 2006 to October 1, 2006.

        The Company transacts business in foreign currencies, giving rise to foreign exchange rate risk. The purpose of the Company's foreign currency hedging activity is to protect the Company from the risk that the eventual U.S. Dollar net cash outflows resulting from foreign purchases or net cash inflows denominated in foreign currency, will be adversely affected by the changes in exchange rates. As of September 30, 2007, the Company had three contracts to buy 12.8 million Swedish Krona (SEK) at prices per US Dollar between SEK 6.72 and SEK 6.76 (actual). These purchase contracts are scheduled to mature between October 2007 and March 2008, and the notional amount was $1,893. As of September 30, 2007, the Company had five contracts to buy 7.4 million Canadian Dollars (CAD) at prices per US Dollar between CAD 1.00 and CAD 1.05 (actual). These purchase contracts are scheduled to mature in October 2007, and the notional amount was $7,250. As of September 30, 2007, the unrealized gains and losses related to these derivatives are recorded within other current assets and other current liabilities in the amount of $93 and $154, respectively. The income statement reflects a loss of $45 for the period January 1, 2007 to September 30, 2007.

        The Company's short-term debt consists of a revolving credit facility providing for borrowings up to $200.0 million. (See Note 11.) In order to manage the mix of fixed and floating rates in its revolving credit facility, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from short-term LIBOR-based variable rate payments to fixed-rate payments for a portion of its total revolver balance. As of September 30, 2007, the Company had three interest rate swap contracts with a weighted average fixed rate of 5.1%. The contracts are scheduled to mature between July 2009 and September 2009, and the notional amount was $57,500. As of September 30, 2007, the unrealized losses related to these derivatives are recorded within other current liabilities in the amount of $568. The income statement reflects a loss of $568 for the period January 1, 2007 to September 30, 2007.

NOTE 8—AFFILIATE TRANSACTIONS

        During the periods January 1, 2007 to September 30, 2007 and February 2, 2006 to October 1, 2006, the Company incurred management fees of $819 and $1,345, respectively, to Sun Capital Partners, Inc. for operational management, debt financing support and corporate governance. Sun Capital Partners charges its fees to affiliates proportionately based on a percentage of EBITDA.

        For the period January 1, 2007 to September 30, 2007 the Company paid Sun Capital Partners fees associated with the sale of its investment in AAG of $1,532. The fees are included as part of the gain on the sale reported on the statement of income.

        For the period January 1, 2007 to September 30, 2007 the Company distributed $76,627 of the proceeds received from the sale of the AAG investment to its stockholders.

        For the period February 2, 2006 to October 1, 2006 the Company paid Sun Capital Partners fees associated with the Indalex Holdings acquisition of $5,475.

        For the period January 1, 2006 through February 1, 2006, net cash generated under the Honeywell cash sweep arrangement in the United States of $5,899 was remitted as a return of capital. Cash generated of $6,809 was remitted to Honeywell as a dividend. The Company was not charged management fees by Honeywell during this period. The Company recorded expense of $125 in the statement of income as an estimate for the services provided by Honeywell during this period. The management fees for this period are reflected as an increase to additional paid-in-capital in the statement of stockholders' equity.

NOTE 9—INVENTORIES

        Inventories consisted of the following:

	Sept 30, 2007	Dec 31, 2006
Raw materials	$60,979	$37,883
Work in process	1,883	4,251
Finished goods	31,895	31,001

	94,757	73,135
Less LIFO allowance	(3,486)	(5,953)

Total inventories	$91,271	$67,182

        Had the FIFO basis been used to cost all inventories, the amounts by which inventories are stated would have increased by $3,486 and $5,953 at July 1, 2007 and December 31, 2006, respectively. Inventory stated on the LIFO basis amounted to $54,213 at September 30, 2007 and $35,922 at December 31, 2006.

NOTE 10—OTHER LIABILITIES

        Other liabilities were comprised of the following:

	Sept 30, 2007	Dec 31, 2006
Pension	$15,397	$18,345
Environmental	1,574	1,565
Post-retirement benefits	4,359	4,362
Other post-retirement benefits	539	547
Other	5,948	5,848

Total	$27,817	$30,667

NOTE 11—DEBT

        The Company has significant debt service obligations. A revolving credit facility consists of a first-priority secured five-year asset-based revolving credit facility providing for borrowings up to $200.0 million. In addition, to fund the purchase from Honeywell, the Company issued $270.0 million of 11 1/2% notes on February 2, 2006, which mature in 2014. The bonds were recorded net of a discount of $3,437 which is amortized over the term of the bonds. On June 21, 2007 the Company repurchased Notes with a face value of $71,945 with proceeds from the sale of its investment in AAG. The Notes were redeemed at a 5% premium plus accrued interest. As a result of the tender offer for the Notes the Company recorded a loss of $7,140 which includes the following: repurchase premium ($3,597), unamortized discount on Notes ($754), unamortized debt issue costs ($2,757) and transactions costs ($32). The face value of the Notes is $198,055 and the discount is $1,996 at September 30, 2007.

  Revolving Credit Facility

        The revolving credit facility provides an aggregate principal amount of up to $200.0 million, all of which is available in the form of loans denominated in U.S. dollars to Indalex Holding Corp. and up to $80.0 million of which is available as a revolving credit sub-facility in the form of loans denominated in Canadian dollars and loans denominated in U.S. dollars to Indalex Limited or bankers' acceptances denominated in Canadian dollars, subject in each case to the borrowing base limitations described below. Up to an aggregate of $30.0 million will be available to Indalex Holding Corp., Indalex Limited and subsidiaries of Indalex Holding Corp., to the extent that Indalex Holding Corp. or Indalex Limited is a co-applicant, for the issuance of letters of credit. As of September 30, 2007, borrowings under the revolving credit facility bore interest at a weighted average rate of 7.8%.

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

        The Company's obligations under the revolving credit facility are guaranteed on a first-priority secured basis by Holdings and each domestic subsidiary of Indalex Holding Corp. The obligations of Indalex Limited under the Canadian revolving credit sub-facility will be guaranteed on a first-priority secured basis by Holdings, Indalex Holding Corp., each domestic subsidiary of Indalex Holding Corp. and certain foreign subsidiaries of Indalex Holding Corp., other than Indalex Limited.

        Indalex Holding Corp.'s obligations under the U.S. portion of the revolving credit facility and the guarantees thereof are secured by a first-priority lien on all of the tangible and intangible assets of Holdings, Indalex Holding Corp. and each domestic subsidiary of Indalex Holding Corp., as well as 100% of the capital stock of Indalex Holding Corp. and the Company's domestic subsidiaries and 65% of the capital stock of the foreign subsidiaries directly owned by the Company or any of the Company's domestic subsidiaries. The obligations of Indalex Limited under the Canadian revolving credit sub-facility and the guarantees thereof are secured by a first-priority lien on all of the tangible and intangible assets of Holdings, Indalex Holding Corp., Indalex Limited, each domestic subsidiary of Indalex Holding Corp. and certain foreign subsidiaries of Indalex Holding Corp., as well as 100% of the capital stock of Indalex Holding Corp. and its domestic subsidiaries and 100% of the capital stock of the Company's foreign subsidiaries, including Indalex Limited.

        Indalex Holding Corp. and Indalex Limited may, at their option, increase the aggregate commitments under the revolving credit facility by an additional $40.0 million, subject to the satisfaction of certain conditions precedent.

  11 1/2% Notes

        Indalex Holding Corp. issued the 11 1/2% Notes on February 2, 2006. The 11 1/2% Notes will mature in 2014 and are guaranteed on a second-priority secured basis by each of the Company's domestic subsidiaries that incur indebtedness, and each of the Company's foreign subsidiaries that enter into a guarantee of any of the Company's senior indebtedness (other than indebtedness incurred by another foreign subsidiary). On the closing date, the 11 1/2% Notes were guaranteed by each of the Company's domestic subsidiaries and none of the Company's foreign subsidiaries. Interest on the 11 1/2% Notes is payable semi-annually in cash.

        The 11 1/2% Notes are secured by a second-priority lien on substantially all of Indalex Holding Corp.'s and the guarantors' assets to the extent that such assets secure the borrowings under the Company's revolving credit facility and a second-priority pledge of 100% of Indalex Holding Corp.'s and its domestic subsidiaries' capital stock and 65% of the capital stock of the Company's foreign subsidiaries directly owned by Indalex Holding Corp. or any domestic subsidiary (in each case, subject to certain limitations.)

        The indenture governing the 11 1/2% Notes, among other things, limits Indalex Holding Corp.'s ability and the ability of its restricted subsidiaries to: incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into sale/leaseback transactions; and merge, consolidate or sell substantially all of the Company's assets. These covenants are subject to important exceptions and qualifications.

Optional Redemption

        Except as set forth below, the Company will not be entitled to redeem the Notes at its option prior to February 1, 2010.

        On and after February 1, 2010, the Company will be entitled at its option to redeem all or a portion of the Notes upon not less than 30 or more than 60 days' notice, at the redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest and additional interest thereon, if any, to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on February 1 of the years set forth below:

Period	Redemption Price
2010	108.625%
2011	102.875%
2012 and thereafter	100.000%

        Prior to February 1, 2009, the Company will be entitled at its option on one or more occasions to redeem Notes (which includes Additional Notes, if any) in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the Notes (which includes Additional Notes, if any) originally issued at a redemption price (expressed as a percentage of principal amount) of 11 1/2%, plus accrued and unpaid interest and additional interest thereon, if any, to the redemption date, with the net cash proceeds from one or more Equity Offerings; provided, however, that

  (1)
  at least 65% of such aggregate principal amount of Notes (which includes Additional Notes, if any) remains outstanding immediately after the occurrence of each such redemption (other than Notes held, directly or indirectly, by the Company or its Affiliates); and

  (2)
  each such redemption occurs within 90 days after the date of the related Equity Offering.

        Prior to February 1, 2010, the Company will be entitled on one or more occasions to redeem all or a portion of the Notes (which includes Additional Notes, if any) upon not less than 30 nor more than 60 days' notice at a redemption price equal to the sum of:

  (1)
  100% of the principal amount thereof, plus accrued and unpaid interest and additional interest thereon, if any, to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date); plus

  (2)
  the Make-Whole Amount, if any.

        The term "Make-Whole Amount" shall mean, in connection with any optional redemption of any Note, the greater of (1) 1.0% of the principal amount of such Note and (2) the excess, if any, of (A) the aggregate present value as of the date of such redemption of the redemption price of such Note on February 1, 2010 (as set forth in the table above) and the amount of interest (exclusive of interest accrued to the redemption date) that would have been payable in respect of such Note through February 1, 2010 if such redemption had not been made, determined by discounting, on a semiannual basis, such redemption price and interest at the Treasury Rate (determined on the business day preceding the date of such redemption) plus 0.5%, from the respective dates on which such redemption price and interest would have been payable if such redemption had not been made, over (B) the principal amount of the Note being redeemed.

        "Treasury Rate" means, in connection with the calculation of any Make-Whole Amount with respect to any Note, the yield to maturity at the time of computation of United States Treasury securities with a constant maturity, as compiled by and published in the most recent Statistical Release that has become publicly available at least two Business Days prior to the redemption date, equal to the period from the redemption date to February 1, 2010. If no maturity exactly corresponds to such period, yields for the published maturities occurring prior to and after such maturity most closely corresponding to such maturity shall be calculated pursuant to the immediately preceding sentence and the Treasury Rate shall be interpolated or extrapolated from such yields on a straight-line basis, rounding in each of such relevant periods to the nearest month.

        "Statistical Release" means the statistical release "H.15(519)" or any successor publication which is published weekly by the Federal Reserve System and which establishes yields on actively traded U.S. government securities adjusted to constant maturities or, if such statistical release is not published at the time of any determination, then such other reasonably comparable index which shall be designated by the Trustee.

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

Mandatory Redemption; Offers to Purchase; Open Market Purchases

        The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes. However, under certain circumstances, the Company may be required to offer to purchase Notes as described under the captions "—Change of Control", "—Excess Cash Flow Offer" and "—Certain Covenants—Limitation on Sales of Assets and Subsidiary Stock". The Company may at any time and from time to time purchase Notes in the open market or otherwise.

        As noted previously, on June 21, 2007 the Company repurchased Notes with a face value of $71,945 at a 5% premium plus accrued interest. The offer to repurchase the Notes was required per the indenture agreement due to the sale of the Company's investment in AAG.

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

        Net periodic pension cost for the plans includes the following components:

	Three months ended		Nine months ended
				October 1, 2006
	Sept 30, 2007	Oct 1, 2006	Sept 30, 2007	Jan 1-Feb 1	Feb 2-Oct 1
	Successor	Successor	Successor	Predecessor 2	Successor
Service cost	$118	$262	$383	$101	$696
Interest cost	1,756	1,849	5,255	776	4,919
Expected return on assets	(1,772)	(1,715)	(5,137)	(671)	(4,562)
Amortization of unrecognized net gain	(3)	—	(3)	—	—
Recognized actuarial loss	—	—	—	5	—
Settlement gain	(52)	—	(149)	—	—

Net periodic benefit cost	$47	$396	$349	$211	$1,053

        Net periodic post-retirement benefit cost for the plans includes the following components:

	Three months ended		Nine months ended
				October 1, 2006
	Sept 30, 2007	Oct , 2006	Sept 30, 2007	Jan 1-Feb 1	Feb 2-Oct 1
	Successor	Successor	Successor	Predecessor 2	Successor
Service cost	$8	$15	$25	$5	$39
Interest cost	60	66	181	23	177
Amortization of prior service cost	—	—	—	(10)	—
Recognized actuarial gain	—	—	(2)	—	—

Net periodic benefit cost	$68	$81	$204	$18	$216

        During the period January 1, 2007 to September 30, 2007, the Company recognized a net settlement gain of $149 as a result of executing a wind-up of part of its Canadian pension plan.

        The Company also participates in defined contribution and multi-employer pension plans. The contributions were $3,371, $343, and $2,750 and the expense was $3,335, $268, and $2,947 for the periods from January 1, 2007 to September 30, 2007, January 1, 2006 to February 1, 2006, and February 2, 2006 to October 1, 2006, respectively.

NOTE 14—COMMITMENTS AND CONTINGENCIES

        The Company has entered into several long-term contracts with metal suppliers to purchase aluminum billet. The price of billet is based primarily on the average Midwest Transaction price plus a fixed billet premium. The Midwest Transaction average changes monthly. The minimum purchase commitments as of September 30, 2007 are as follows:

Year Ended December 31	Amount
Remainder of 2007	$84,241
2008	69,512
2009	32,102

Total commitments	$185,855

        The Company has also committed to purchasing natural gas. The commitments as of September 30, 2007 are as follows:

Year Ended December 31	Amount
Remainder of 2007	$3,331
2008	13,668
2009	9,239
2010	2,392

Total commitments	$28,630

        As of September 30, 2007, the Company has committed approximately $12,823 for the purchase of property and equipment related to incomplete projects.

        As of September 30, 2007, the Company has outstanding letters of credit commitments of $10,775 related to its general insurance coverage. The letters of credit expire after one year but renew automatically for another year unless the Company notifies the beneficiary at least ninety days prior to the expiration date.

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

Environmental obligations

        The Company established environmental reserves totaling $1,672 and $1,670 as of September 30, 2007 and December 31, 2006, respectively. $98 and $105 was included in current liabilities as of September 30, 2007 and December 31, 2006, respectively. Liabilities are recorded when environmental remedial efforts or damage claim payments are probable and the range of possible costs can be reasonably estimated. In those cases where an amount within the range is judged most likely to be incurred, that amount is recorded. Where no specific amount within the range of possible costs is considered more probable to be incurred than any other, the lower end of the range is typically used. Such liabilities are based on the Company's best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities and ranges are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available.

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

        The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 or "CERCLA" with respect to approximately 19 offsite locations to which the Company's corporate predecessors sent waste materials. Although the designation of an entity as a PRP is rarely withdrawn, the Company's inquiries and evaluations have led it to conclude that it has little or no liability at most of these sites. For those sites where the Company is judged likely to share responsibility for cleanup and other costs, the Company has reserved a total of $480 of which $450 is attributable to one location. The full range of aggregate potential liability at these sites is estimated to be from $265 to $1,305.

        The Company has installed groundwater-monitoring wells in one of its California facilities, and the Company performs semi-annual monitoring of those wells. Results to date indicate that a few constituents of materials used in the Company's processes are present in groundwater slightly above the selected screening criteria. However, this condition is very localized (within the boundaries of the Company's property), and the source of those constituents has been eliminated. In conjunction with the Regional Water Quality Control Board, the Company has agreed to continue to monitor the groundwater. Based on the results to date, no remediation is indicated. Management has established a reserve of $100 within a range of costs of $30 to $350 for this site.

        The Company is not currently a party to any judicial or administrative proceedings.

        The Company believes its reserves for environmental matters are adequate, based on the information currently available.

NOTE 15—LEASING ARRANGEMENTS

        The Company leases property, plant, and equipment under operating leases which expire at various dates through 2013. At September 30, 2007, future minimum lease payments under noncancelable operating leases with terms of one year or more are as follows:

Year Ended December 31	Amount
Remainder of 2007	$607
2008	2,106
2009	1,404
2010	1,074
2011	486
Thereafter	290

Total commitments	$5,967

        In December 2005, the Company renegotiated its lease of an extrusion press in Canada. In March 2006, the Company renegotiated its lease of an extrusion press in Elkhart, Indiana. Both leases qualify as capital leases. As of September 30, 2007, future minimum lease payments, including the final buyout payment, are as follows:

Year Ended December 31	Amount
Remainder of 2007	$445
2008	1,865
2009	1,927
2010	1,755

5,992
Amount representing interest	(572)

Present value of net minimum lease payments	5,420
Current portion	(1,498)

Long-term portion capital lease obligation	$3,922

        At September 30, 2007, the cost of the capital leases was $6,965 and accumulated depreciation was $2,606.

NOTE 16—STOCK-BASED COMPENSATION

        In May 2006, certain employees of the Company were granted options to purchase shares of Indalex Holdings Finance, Inc. Stock options expire ten years from the date of grant.

        Under the Plan, options are granted with an exercise price equal to or greater than the market value of the Company on the date of grant. A public market does not exist for the stock so the market value of the Company was based on its recent purchase price. The fair value of options on their grant date was measured using the Black-Scholes option-pricing model. The weighted average estimated value of employee stock options granted was $18.38 per share for the period January 1, 2007 to September 30, 2007 and $42.54 per share for the period February 2, 2006 to October 1, 2006. Key assumptions used to apply this pricing model are as follows:

	Nine Months Ended Sept 30, 2007	Nine Months Ended Oct 1, 2006
Risk-free interest rate	4.86%	4.98%
Expected life option grants (in years)	10.0	6.42
Expected volatility of underlying stock	30.2%	26.3%
Expected dividend yield	0.0%	0.0%

        The expected to vest options are based on forfeiture assumptions derived from historical experience. Forfeiture assumptions are reviewed through the vesting period, and adjustments are made if actual forfeitures differ materially from previous estimates. The cumulative effect of a change in estimated forfeitures is recognized in the period of change.

        The expected volatility of the underlying stock for options granted during the nine months ended October 1, 2006 was based on the daily historical closing price volatility of the Dow Jones Industrial Metals Small Cap Index over the period equal to the expected term ending on the grant date. The Dow Jones Industrial Metals Small Cap Index ceased to exist in 2007. The expected volatility of the underlying stock for options granted during the nine months ended September 30, 2007 was based on the daily historical closing price volatility of the Dow Jones Industrial Metals Index over the period equal to the expected term ending on the grant date.

        For the period January 1, 2007 to September 30, 2007, the Company recorded compensation expense of $594.

        A summary of stock option activity is provided below:

	Three Months Ended Sept 30, 2007
	Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at beginning of period	70,000	$111.25
Granted	2,000	185.00
Forfeited	n/a	n/a
Exercised	n/a	n/a
Expired	n/a	n/a

Outstanding at end of period	72,000	$113.30	8.67

Exercisable at end of period	14,000	$111.25	8.64

	Nine Months Ended Sept 30, 2007
	Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at beginning of period	70,000	$111.25
Granted	2,000	185.00
Forfeited	n/a	n/a
Exercised	n/a	n/a
Expired	n/a	n/a

Outstanding at end of period	72,000	$113.30	8.67

Exercisable at end of period	14,000	$111.25	8.64

        As of September 30, 2007, 58,000 options with a weighted average exercise price of $113.79 are due to expire between 2016 and 2017. There were 2,800 options vested during the period January 1, 2007 to September 30, 2007.

NOTE 17—GEOGRAPHIC DATA

	Net Sales		Long-Lived Assets
	Three months ended
	Sept 30, 2007	Oct 1, 2006	Sept 30, 2007	Dec 31, 2006
United States	$222,657	$271,295	$184,632	$192,859
Canada	51,497	53,895	93,910	202,816
Other International	748	883	—	—

	$274,902	$326,073	$278,542	$395,675

	Net Sales
	Nine months ended
		October 1, 2006
	Sept 30, 2007
		Jan 1-Feb 1	Feb 2-Oct 1
	Successor	Predecessor 2	Successor
United States	$716,876	$85,253	$752,121
Canada	152,207	14,497	135,566
Other International	1,847	269	2,321

	$870,930	$100,019	$890,008

NOTE 18—IMPAIRMENT ON LONG-LIVED ASSETS

        In September 2007, the Company idled the paint line at its Modesto, CA facility due to a slowdown in sales volume. As a result, the Company recorded an impairment on long-lived assets of $593.

        In June 2007, the Company made plans to scrap components of a surplus handling system at its Kokomo, IN facility. As a result, the Company recorded an impairment on long-lived assets of $223.

        In November 2006, the Company sold its Drawn Tube and extrusion facilities located in Winton, NC to Spectube USA. As a result of the sale, the Company ceased depreciation on property, plant, and equipment and recorded an impairment charge of $2,522.

        In June 2006, the Company idled a six-inch press at its Connersville, IN facility to consolidate operations in Niles, OH. As a result of idling the press, the Company recorded an impairment on long-lived assets of $487.

NOTE 19—OTHER COMPREHENSIVE INCOME (LOSS)

        Other comprehensive income (loss) consists of the following:

	Three months ended		Nine months ended
				October 1, 2006
	Sept 30, 2007	Oct 1, 2006	Sept 30, 2007	Jan 1-Feb 1	Feb 2-Oct 1
	(Successor)	(Successor)	(Successor)	(Predecessor 2)	(Successor)
Net income (loss)	$(13,311)	$(4,304)	$10,064	$1,639	$(13,115)
Translation adjustment	1,313	24	1,285	(141)	(612)

Total comprehensive income (loss)	$(11,998)	$(4,280)	$11,349	$1,498	$(13,727)

NOTE 20—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        Indalex Holding Corp. (the "Issuer") issued $270,000 aggregate principal amount of the 11 1/2% Notes on February 2, 2006. On June 21, 2007, the Company repurchased $71,945 aggregate principal amount of the 11 1/2% Notes, and as of July 1, 2007, $198,055 aggregate principal amount of 11 1/2% Notes was outstanding. The notes are jointly and severally guaranteed on a full and unconditional basis by Indalex Holdings Finance, Inc., the parent company of Indalex Holding Corp., and each of the domestic subsidiaries of Indalex Holding Corp. (the "Guarantor Companies"). Indalex Holding Corp. and the Guarantor Companies are 100% owned, directly or indirectly, by Indalex Holdings Finance, Inc. Indalex Holding Corp.'s foreign subsidiaries (the "Non-Guarantor Companies") do not provide guarantees.

        The following consolidated and combined financial information presents the financial information of Indalex Holdings Finance, Inc., the Guarantor Companies and the Non-Guarantor Companies in accordance with Rule 3-10 under the Securities and Exchange Commission's Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Companies or Non-Guarantor Companies operated as independent entities. The Guarantor Companies and Non-Guarantor Companies include the consolidated and combined financial results of their wholly owned subsidiaries accounted for under the equity method. All applicable corporate expenses have been allocated among the Guarantor Companies and Non-Guarantor Companies.

Indalex Consolidated Balance Sheet—Guarantor and Non-Guarantor
As of September 30, 2007 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$635	$325	$—	$960
Accounts receivable, net	—	73,759	43,027	—	116,786
Receivable from affiliates	—	2,482	12,568	(15,050)	—
Receivable from suppliers	—	6,956	—	—	6,956
Inventories	—	63,118	28,153	—	91,271
Prepaid expenses and other current assets	—	2,442	7,295	—	9,737
Deferred income taxes	—	5,210	825	—	6,035

Total current assets	—	154,602	92,193	(15,050)	231,745
Notes receivable from affiliates	—	47,718	—	(47,718)	—
Investment in subsidiary	111,250	—	—	(111,250)	—
Property, plant, and equipment, net	—	133,846	64,612	—	198,458
Other intangibles, net	—	44,175	23,609	—	67,784
Deferred financing costs	—	4,647	5,455	—	10,102
Other assets	—	1,964	234	—	2,198

Total assets	$111,250	$386,952	$186,103	$(174,018)	$510,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$33,970	$31,528	$—	$65,498
Payable to affiliates	—	12,568	2,482	(15,050)	—
Income taxes payable	—	732	1,027	—	1,759
Accrued expenses and other current liabilities	—	33,851	6,223	—	40,074
Accrued interest	—	5,019	101	—	5,120
Capital lease obligation	—	558	940	—	1,498
Checks in excess of bank balance	—	5,053	3,087	—	8,140
Revolver borrowings	10	102,490	—	—	102,500

Total current liabilities	10	194,241	45,388	(15,050)	224,589
Notes payable to affiliates	—	—	47,718	(47,718)	—
Other liabilities	—	21,815	6,002	—	27,817
Capital lease obligation	—	1,908	2,014	—	3,922
Long-term debt	—	196,059	—	—	196,059
Deferred income taxes	—	11,842	21,344	—	33,186

Total liabilities	10	425,865	122,466	(62,768)	485,573

Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock	1	1	—	(1)	1
Additional paid-in capital	111,249	4,372	30,260	(111,249)	34,632
Treasury stock	(10)	—	—	—	(10)
Accumulated retained earnings (deficit)	—	(55,264)	41,430	—	(13,834)
Accumulated other comprehensive income (loss)	—	11,978	(8,053)	—	3,925

Total stockholders' equity	111,240	(38,913)	63,637	(111,250)	24,714

Total liabilities and stockholders' equity	$111,250	$386,952	$186,103	$(174,018)	$510,287

Indalex Consolidated Balance Sheet—Guarantor and Non-Guarantor
As of December 31, 2006 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$6,777	$4,380	$—	$11,157
Accounts receivable, net	—	66,840	37,084	—	103,924
Receivable from affiliates	—	9,994	3,440	(13,434)	—
Receivable from suppliers	—	8,980	—	—	8,980
Inventories	—	46,254	20,928	—	67,182
Prepaid expenses and other current assets	—	8,641	2,124	—	10,765
Deferred income taxes	—	—	567	(567)	—

Total current assets	—	147,486	68,523	(14,001)	202,008
Notes receivable from affiliates	—	156,728	—	(156,728)	—
Investment in AAG	—	—	96,950	—	96,950
Investment in subsidiary	111,250	—	—	(111,250)	—
Property, plant, and equipment, net	—	130,925	68,713	—	199,638
Goodwill	—	2,112	1,425	—	3,537
Other intangibles, net	—	50,913	27,351	—	78,264
Deferred financing costs	—	6,584	8,010	—	14,594
Other assets	—	2,325	367	—	2,692

Total assets	$111,250	$497,073	$271,339	$(281,979)	$597,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$41,634	$25,146	$—	$66,780
Payable to affiliates	—	2,909	10,525	(13,434)	—
Income taxes payable	—	2,130	518	—	2,648
Deferred income taxes	—	3,023	—	(567)	2,456
Accrued expenses and other current liabilities	—	32,293	6,185	—	38,478
Accrued interest	—	13,617	189	—	13,806
Capital lease obligation	—	481	762	—	1,243
Revolver borrowings	10	40,090	15,617	—	55,717

Total current liabilities	10	136,177	58,942	(14,001)	181,128
Notes payable to affiliates	—	—	156,728	(156,728)	—
Other liabilities	—	25,673	4,994	—	30,667
Capital lease obligation	—	2,343	2,331	—	4,674
Long-term debt	—	266,957	—	—	266,957
Deferred income taxes	—	12,413	12,446	—	24,859

Total liabilities	10	443,563	235,441	(170,729)	508,285

Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock	1	1	—	(1)	1
Additional paid-in capital	111,249	78,005	32,660	(111,249)	110,665
Treasury stock	(10)	—	—	—	(10)
Accumulated retained deficit	—	(23,821)	(77)	—	(23,898)
Accumulated other comprehensive income (loss)	—	(675)	3,315	—	2,640

Total stockholders' equity	111,240	53,510	35,898	(111,250)	89,398

Total liabilities and stockholders' equity	$111,250	$497,073	$271,339	$(281,979)	$597,683

Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor
For the Period July 2, 2007 to September 30, 2007 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Net sales	$—	$189,044	$114,285	$(28,427)	$274,902
Costs and expenses:
Cost of sales	—	175,306	109,617	(28,427)	256,496
Selling, general, and administrative	—	9,262	3,260	—	12,522
Management fees to affiliates	—	162	88	—	250
Amortization of intangible assets	—	1,611	954	—	2,565
Other income	—	70	1,179	—	1,249
Restructuring charges	—	146	251	—	397
Impairment of long-lived assets	—	593	—	—	593
Gain on disposal of assets	—	(121)	—	—	(121)
Mark-to-market on derivatives	—	5,864	138	—	6,002

Total costs and expenses	—	192,893	115,487	(28,427)	279,953

Loss from operations	—	(3,849)	(1,202)	—	(5,051)
Other income (expense):
Interest to affiliates, net	—	1,436	(1,436)	—	—
External interest expense	—	(8,004)	(153)	—	(8,157)
Deferred financing costs	—	(243)	(282)	—	(525)
Interest income	—	25	—	—	25
Gain on redemption of notes	—	6	3	—	9
Gain (loss) on sale of equity method investment in AAG	—	(27)	8	—	(19)

Loss before income taxes	—	(10,656)	(3,062)	—	(13,718)
Income tax provision (benefit)	—	276	(683)	—	(407)

Net loss	$—	$(10,932)	$(2,379)	$—	$(13,311)

Indalex Consolidated Statement of Cash Flows—Guarantor and Non-Guarantor
For the Period July 2, 2007 to September 30, 2007 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$—	$(10,932)	$(2,379)	$—	$(13,311)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	—	5,861	2,796	—	8,657
Amortization of intangible assets	—	1,611	954	—	2,565
Amortization of deferred financing costs	—	243	282	—	525
Amortization of bond discount	—	79	—	—	79
Gain on disposal of assets	—	(121)	—	—	(121)
Impairment of long-lived assets	—	593	—	—	593
(Gain) loss on sale of AAG investment	—	27	(8)	—	19
Gain on redemption of notes	—	(6)	(3)	—	(9)
Stock-based compensation	—	192	—	—	192
Deferred income taxes	—	(1,158)	(797)	—	(1,955)
Changes in operating assets and liabilities, net of the effect of the acquisition:
Accounts receivable	—	14,806	8,371	—	23,177
Receivable from affiliates	—	5,256	4,374	(9,630)	—
Inventories	—	6,936	1,814	—	8,750
Prepaids and other assets	—	5,022	(2,385)	—	2,637
Income taxes payable/refundable	—	404	102	—	506
Checks issued in excess of bank balance	—	5,053	2,635	—	7,688
Accounts payable	—	(7,205)	(9,554)	—	(16,759)
Accrued expenses and other liabilities	—	(10,712)	(96)	—	(10,808)
Payable to affiliates	—	(3,314)	(5,538)	8,852	—

Net cash from operating activities	—	12,635	568	(778)	12,425

Cash flows from investing activities
Capital expenditures	—	(7,972)	(1,517)	—	(9,489)
Proceeds from sales of property, plant and equipment	—	139	—	—	139
Proceeds (transaction costs) from sale of equity method investment in AAG	—	(27)	8	—	(19)

Net cash from investing activities	—	(7,860)	(1,509)	—	(9,369)

Cash flows from financing activities
Payments on capital lease obligation	—	(122)	(191)	—	(313)
Revolver repayments	—	(5,000)	(433)	—	(5,433)

Net cash from financing activities	—	(5,122)	(624)	—	(5,746)

Effect of changes in foreign exchange rates on cash	—	—	461	778	1,239

Net change in cash and cash equivalents	—	(347)	(1,104)	—	(1,451)
Cash and cash equivalents
Beginning of period	—	982	1,429	—	2,411

End of period	$—	$635	$325	$—	$960

Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor
For the Period July 3, 2006 to October 1, 2006 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Net sales	$—	$229,542	$128,283	$(31,752)	$326,073
Costs and expenses:
Cost of sales	—	208,200	119,813	(31,752)	296,261
Selling, general, and administrative	—	12,118	3,657	—	15,775
Management fees to (from) affiliates	—	(115)	471	—	356
Amortization of intangible assets	—	1,892	1,046	—	2,938
Other income	—	(141)	(405)	—	(546)
Restructuring charges	—	123	376	—	499
Impairment of long-lived assets	—	2,522	—	—	2,522
(Gain) loss on disposal of assets	—	(31)	249	—	218
Mark-to-market on derivatives	—	5,638	—	—	5,638

Total costs and expenses	—	230,206	125,207	(31,752)	323,661

Income (loss) from operations	—	(664)	3,076	—	2,412
Other income (expense):
Interest to affiliates, net	—	4,680	(4,680)	—	—
External interest expense	—	(9,487)	(378)	—	(9,865)
Deferred financing costs	—	(282)	(324)	—	(606)
Income from equity method investment in AAG	—	—	2,811	—	2,811

Income (loss) before income taxes	—	(5,753)	505	—	(5,248)
Income tax provision (benefit)	—	(1,036)	92	—	(944)

Net income (loss)	$—	$(4,717)	$413	$—	$(4,304)

Indalex Consolidated Statement of Cash Flows—Guarantor and Non-Guarantor
For the Period July 3, 2006 to October 1, 2006 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$—	$(4,717)	$413	$—	$(4,304)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	—	6,309	2,627	—	8,936
Amortization of intangible assets	—	1,892	1,046	—	2,938
Amortization of deferred financing costs	—	282	324	—	606
Amortization of bond discount	—	107	—	—	107
(Gain) loss on disposal of assets	—	(31)	249	—	218
Impairment of long-lived assets	—	2,522	—	—	2,522
Other	—	(6)	(1)	—	(7)
Income from equity method investment in AAG	—	—	(2,811)	—	(2,811)
Stock-based compensation	—	211	—	—	211
Deferred income taxes	—	1,692	(1,160)	—	532
Changes in operating assets and liabilities, net of the effect of the acquisition:
Accounts receivable	—	11,572	3,904	—	15,476
Receivable from affiliates	—	(5,445)	(2,317)	7,762	—
Inventories	—	(9,995)	(679)	—	(10,674)
Prepaids and other assets	—	7,692	(247)	—	7,445
Income taxes payable/refundable	—	(2,756)	1,254	—	(1,502)
Checks issued in excess of bank balance	—	(2,269)	—	—	(2,269)
Accounts payable	—	(4,106)	(2,245)	—	(6,351)
Accrued expenses and other liabilities	—	(17,555)	(984)	—	(18,539)
Payable to affiliates	—	1,581	5,980	(7,764)	(203)

Net cash from operating activities	—	(13,020)	5,353	(2)	(7,669)

Cash flows from investing activities
Capital expenditures	—	(4,799)	(1,079)	—	(5,878)
Proceeds from sales of property, plant and equipment	—	36	2,032	—	2,068

Net cash from investing activities	—	(4,763)	953	—	(3,810)

Cash flows from financing activities
Dividends and distributions	—	(1,522)	—	—	(1,522)
Payments on capital lease obligation	—	(112)	(187)	—	(299)
Revolver borrowings (repayments)	—	20,000	(10,260)	—	9,740

Net cash from financing activities	—	18,366	(10,447)	—	7,919

Effect of changes in foreign exchange rates on cash	—	—	(44)	2	(42)

Net change in cash and cash equivalents	—	583	(4,185)	—	(3,602)
Cash and cash equivalents
Beginning of period	—	198	8,494	—	8,692

End of period	$—	$781	$4,309	$—	$5,090

Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor
For the Period January 1, 2007 to September 30, 2007 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Net sales	$—	$616,237	$342,493	$(87,800)	$870,930
Costs and expenses:
Cost of sales	—	581,589	326,535	(87,800)	820,324
Selling, general, and administrative	—	29,244	10,206	—	39,450
Management fees to affiliates	—	566	253	—	819
Amortization of intangible assets	—	4,927	2,767	—	7,694
Other (income) expense	—	(299)	2,195	—	1,896
Restructuring charges	—	2,196	288	—	2,484
Impairment of long-lived assets	—	816	—	—	816
Gain on disposal of assets	—	(1)	—	—	(1)
Mark-to-market on derivatives	—	4,948	138	—	5,086

Total costs and expenses	—	623,986	342,382	(87,800)	878,568

Income (loss) from operations	—	(7,749)	111	—	(7,638)
Other income (expense):
Interest to affiliates, net	—	8,966	(8,966)	—	—
External interest expense	—	(26,903)	(961)	—	(27,864)
Deferred financing costs	—	(814)	(923)	—	(1,737)
Interest income	—	398	—	—	398
Loss on redemption of notes	—	(5,508)	(1,632)	—	(7,140)
Income from equity method investment in AAG	—	—	8,937	—	8,937
Gain (loss) on sale of equity method investment in AAG	—	(27)	51,250	—	51,223

Income (loss) before income taxes	—	(31,637)	47,816	—	16,179
Income tax provision (benefit)	—	(193)	6,308	—	6,115

Net income (loss)	$—	$(31,444)	$41,508	$—	$10,064

Indalex Consolidated Statement of Cash Flows—Guarantor and Non-Guarantor
For the Period January 1, 2007 to September 30, 2007 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$—	$(31,444)	$41,508	$—	$10,064
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	—	17,728	7,890	—	25,618
Amortization of intangible assets	—	4,927	2,767	—	7,694
Amortization of deferred financing costs	—	814	923	—	1,737
Amortization of bond discount	—	294	—	—	294
Gain on disposal of assets	—	(1)	—	—	(1)
Impairment of long-lived assets	—	816	—	—	816
Other	—	2	71	—	73
Income from equity method investment in AAG	—	—	(8,937)	—	(8,937)
Dividends from equity method investment in AAG	—	—	5,895	—	5,895
(Gain) loss on sale of AAG investment	—	27	(51,250)	—	(51,223)
Loss on redemption of notes	—	5,508	1,632	—	7,140
Stock-based compensation	—	594	—	—	594
Deferred income taxes	—	(2,480)	5,930	—	3,450
Changes in operating assets and liabilities, net of the effect of the acquisition:
Accounts receivable	—	(6,919)	356	—	(6,563)
Receivable from affiliates	—	7,512	(7,288)	(224)	—
Inventories	—	(16,864)	(3,105)	—	(19,969)
Prepaids and other assets	—	8,584	(3,936)	—	4,648
Income taxes payable/refundable	—	(1,398)	359	—	(1,039)
Checks issued in excess of bank balance	—	5,053	2,635	—	7,688
Accounts payable	—	(7,692)	1,767	—	(5,925)
Accrued expenses and other liabilities	—	(10,856)	(846)	—	(11,702)
Payable to affiliates	—	9,659	(8,407)	(1,252)	—

Net cash from operating activities	—	(16,136)	(12,036)	(1,476)	(29,648)

Cash flows from investing activities
Capital expenditures	—	(21,644)	(3,933)	—	(25,577)
Proceeds from sales of property, plant and equipment	—	129	—	—	129
Proceeds (transaction costs) from sale of equity method investment in AAG	—	(27)	151,242	—	151,215

Net cash from investing activities	—	(21,542)	147,309	—	125,767

Cash flows from financing activities
Dividends and distributions	—	(76,627)	—	—	(76,627)
Payments on capital lease obligation	—	(358)	(570)	—	(928)
Revolver borrowings (repayments)	—	62,399	(16,444)	—	45,955
Net (payments to) collections from affiliates on notes	—	121,664	(121,664)	—	—
Redemption of notes	—	(75,542)	—	—	(75,542)

Net cash from financing activities	—	31,536	(138,678)	—	(107,142)

Effect of changes in foreign exchange rates on cash	—	—	(650)	1,476	826

Net change in cash and cash equivalents	—	(6,142)	(4,055)	—	(10,197)
Cash and cash equivalents
Beginning of period	—	6,777	4,380	—	11,157

End of period	$—	$635	$325	$—	$960

Indalex Combined Statement of Income—Guarantor and Non-Guarantor
For the Period January 1, 2006 through February 1, 2006 (Predecessor 2)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Net sales	$—	$71,591	$30,035	$(1,607)	$100,019
Costs and expenses:
Cost of sales	—	68,152	28,582	(1,607)	95,127
Selling, general, and administrative	—	4,157	1,391	—	5,548
Management fees to affiliates	—	125	—	—	125
Amortization of intangible assets	—	598	322	—	920
Other (income) expense	—	(14)	209	—	195
Mark-to-market on derivatives	—	(3,619)	—	—	(3,619)

Total costs and expenses	—	69,399	30,504	(1,607)	98,296

Income (loss) from operations	—	2,192	(469)	—	1,723
Other income (expense):
External interest income (expense)	—	1	(25)	—	(24)
Income from equity method investment in AAG	—	—	643	—	643

Income before income taxes	—	2,193	149	—	2,342
Income tax provision (benefit)	—	925	(222)	—	703

Net income	$—	$1,268	$371	$—	$1,639

Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor
For the Period February 2, 2006 through October 1, 2006 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Net sales	$—	$635,152	$322,538	$(67,682)	$890,008
Costs and expenses:
Cost of sales	—	585,286	302,235	(67,682)	819,839
Selling, general, and administrative	—	30,350	10,129	—	40,479
Management fees to affiliates	—	874	471	—	1,345
Amortization of intangible assets	—	5,045	2,767	—	7,812
Other (income) expense	—	827	(145)	—	682
Restructuring charges	—	123	376	—	499
Impairment of long-lived assets	—	3,009	—	—	3,009
(Gain) loss on disposal of assets	—	(208)	429	—	221
Mark-to-market on derivatives	—	6,420	—	—	6,420

Total costs and expenses	—	631,726	316,262	(67,682)	880,306

Income from operations	—	3,426	6,276	—	9,702
Other income (expense):
Interest to affiliates, net	—	12,424	(12,424)	—	—
External interest expense	—	(24,248)	(1,678)	—	(25,926)
Deferred financing costs	—	(764)	(852)	—	(1,616)
Income from equity method investment in AAG	—	—	5,236	—	5,236
Affiliated acquisition fees	—	(5,475)	—	—	(5,475)

Loss before income taxes	—	(14,637)	(3,442)	—	(18,079)
Income tax benefit	—	(3,870)	(1,094)	—	(4,964)

Net loss	$—	$(10,767)	$(2,348)	$—	$(13,115)

Indalex Combined Statement of Cash Flows—Guarantor and Non-Guarantor
For the Period January 1, 2006 through February 1, 2006 (Predecessor 2)

	Parent Company	Guarantor Company	Non-Guarantor Company	Elimination	Combined
Cash flows from operating activities
Net income	$—	$1,268	$371	$—	$1,639
Adjustments to reconcile net income to net cash from operating activities
Depreciation	—	1,966	855	—	2,821
Amortization of intangibles	—	598	322	—	920
Other	—	743	—	—	743
Income from equity method investment in AAG	—	—	(643)	—	(643)
Management fees to affiliates	—	125	—	—	125
Deferred income taxes	—	1,160	(172)	—	988
Changes in operating assets and liabilities
Accounts receivable	—	(9,285)	(2,970)	—	(12,255)
Receivable from affiliates	—	3,212	(1,358)	—	1,854
Inventories	—	(774)	(1,878)	—	(2,652)
Prepaids and other assets	—	(4,621)	937	—	(3,684)
Income taxes payable/refundable	—	(238)	(54)	—	(292)
Checks issued in excess of bank balance	—	(242)	—	—	(242)
Accounts payable	—	(4,674)	(1,912)	—	(6,586)
Accrued expenses and other liabilities	—	18,108	1,690	—	19,798
Payable to affiliates	—	770	42	—	812

Net cash from operating activities	—	8,116	(4,770)	—	3,346

Cash flows from investing activities
Capital expenditures	—	(2,036)	(970)	—	(3,006)

Net cash from investing activities	—	(2,036)	(970)	—	(3,006)

Cash flows from financing activities
Dividends and distributions	—	—	(6,809)	—	(6,809)
Payments on capital lease obligation	—	—	(58)	—	(58)
Net collections from (payments to) affiliates on notes	—	(5,899)	4,279	—	(1,620)

Net cash from financing activities	—	(5,899)	(2,588)	—	(8,487)

Effect of changes in foreign exchange rates on cash	—	—	(27)	—	(27)

Net change in cash and cash equivalents	—	181	(8,355)	—	(8,174)
Cash and cash equivalents
Beginning of period	—	—	9,366	—	9,366

End of period	$—	$181	$1,011	$—	$1,192

Indalex Consolidated Statement of Cash Flows—Guarantor and Non-Guarantor
For the Period February 2, 2006 through October 1, 2006 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Elimination	Combined
Cash flows from operating activities
Net loss	$—	$(10,767)	$(2,348)	$—	$(13,115)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	—	16,684	6,988	—	23,672
Amortization of intangible assets	—	5,045	2,767	—	7,812
Amortization of deferred financing costs	—	764	852	—	1,616
Amortization of bond discount	—	286	—	—	286
(Gain) loss on disposal of assets	—	(208)	429	—	221
Impairment of long-lived assets	—	3,009	—	—	3,009
Other	—	19	1	—	20
Income from equity method investment in AAG	—	—	(5,236)	—	(5,236)
Dividends from equity method investment in AAG	—	—	4,891	—	4,891
Stock-based compensation	—	727	—	—	727
Deferred income taxes	—	(4,409)	(2,513)	—	(6,922)
Changes in operating assets and liabilities, net of the effect of the acquisition:
Accounts receivable	—	(20,011)	(6,081)	—	(26,092)
Receivable from affiliates	—	(13,668)	(5,233)	18,901	—
Inventories	—	(21,341)	(3,635)	—	(24,976)
Prepaids and other assets	—	9,404	269	—	9,673
Income taxes payable/refundable	—	542	1,444	—	1,986
Checks issued in excess of bank balance	—	(1,260)	—	—	(1,260)
Accounts payable	—	20,252	16,567	—	36,819
Accrued expenses and other liabilities	—	(18,852)	(1,913)	—	(20,765)
Payable to affiliates	—	4,859	14,223	(18,855)	227

Net cash from operating activities	—	(28,925)	21,472	46	(7,407)

Cash flows from investing activities
Capital expenditures	—	(12,566)	(3,926)	—	(16,492)
Proceeds from sales of property, plant and equipment	—	218	2,034	—	2,252
Cash paid for acquisition	(111,250)	(361,665)	(216,741)	271,400	(418,256)
Payment of acquisition transaction costs	—	(1,735)	—	—	(1,735)

Net cash from investing activities	(111,250)	(375,748)	(218,633)	271,400	(434,231)

Cash flows from financing activities
Dividends and distributions	—	(1,522)	—	—	(1,522)
Payments on capital lease obligation	—	(260)	(480)	—	(740)
Revolver borrowings (repayments)	—	35,000	(16,063)	—	18,937
Revolver borrowings, acquisition	—	40,839	28,000	—	68,839
Borrowings on long-term debt, acquisition	—	266,563	160,150	(160,150)	266,563
Capital contributions	111,250	81,648	29,602	(111,250)	111,250
Debt issuance costs	—	(16,814)	—	—	(16,814)

Net cash from financing activities	111,250	405,454	201,209	(271,400)	446,513

Effect of changes in foreign exchange rates on cash	—	—	261	(46)	215

Net decrease in cash and cash equivalents	—	781	4,309	—	5,090
Cash and cash equivalents
Beginning of period	—	—	—	—	—

End of period	$—	$781	$4,309	$—	$5,090

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The financial information of Indalex Holding Corp. contained in this report is the combined financial information of Indalex Inc. and Indalex Limited and each of their consolidated subsidiaries. On February 2, 2006, Indalex Holding Corp. acquired all of the outstanding capital stock of Indalex Inc. and Indalex Limited in connection with the Indalex Holdings acquisition.

        The following discussion and analysis of our results of operations covers periods before the Transactions in some cases. Accordingly, the discussion and analysis of these periods does not reflect the subsequent impact that the Transactions have had on our financial condition, results of operations and cash flows, including our significantly increased debt levels and liquidity requirements. You should read the following discussion and analysis in conjunction with the information set forth under "Unaudited Pro Forma Condensed Combined Financial Data" in Exhibit 99.1 to this quarterly report on Form 10-Q and our combined financial statements and the notes to those statements included elsewhere in this report.

        The statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" set forth in our annual report on Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled "Item 1A. Risk Factors," set forth in our annual report on Form 10-K, "Unaudited Pro Forma Condensed Combined Financial Data," set forth in exhibit 99.1 to this report and our combined financial statements and related notes thereto included elsewhere in this report. See "Forward-Looking Statements."

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

The Transactions

The Holdings Acquisition

        On September 16, 2005, the Indalex Holding Corp., a wholly-owned subsidiary of Indalex Holdings Finance, Inc. ("Holdings"), entered into a stock purchase agreement pursuant to which it agreed to acquire all of the outstanding capital stock of Indalex Inc. and Indalex Limited, subsidiaries of Honeywell International Inc., for a total purchase price of approximately $425.0 million in cash (subject to a post-closing working capital adjustment of $5.9 million). Indalex Holding Corp. is a holding company that is a wholly-owned direct subsidiary of Holdings, which is beneficially owned by affiliates of Sun Capital Partners, Inc. and certain other investors and members of our management team.

        On February 2, 2006, concurrently with the closing of the Indalex Holdings acquisition, the following events occurred. We refer to these events, together with the Indalex Holdings acquisition and the use of the financing proceeds, as the "Transactions":

  •
  certain of the equity investors contributed approximately $111.3 million in cash in the form of an equity investment in Holdings, which was contributed to Indalex Holding Corp.;

  •
  Indalex Holding Corp. and Indalex Limited entered into a five-year senior first-priority secured asset-based revolving credit facility providing for borrowings of up to $200.0 million, up to $80.0 million of which is available under a Canadian sub-facility (the "revolving credit facility");

  •
  Indalex Holding Corp. issued $270.0 million of the 11 1/2% second priority senior secured notes (the "notes"), which included $15.0 million of notes issued to Sun Capital Securities Offshore Fund, Ltd., an affiliate of the equity sponsor (the $15.0 million of notes were subsequently sold to unaffiliated purchasers on July 18, 2006); and

  •
  Indalex Holding Corp. paid approximately $21.7 million of fees and expenses incurred in connection with the Transactions.

        The Indalex Holdings acquisition was accounted for using the purchase method of accounting. As a result, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of the Indalex Holdings acquisition. The application of purchase accounting in connection with both the Indalex Holdings acquisition and the Honeywell acquisition (as defined below) resulted in new entities for reporting purposes. We refer to the Indalex entities prior to the Honeywell acquisition as "Predecessor 1" and the Indalex entities following the Honeywell acquisition and prior to the Holdings acquisition as "Predecessor 2." We refer to Indalex following the Holdings acquisition as "Successor."

        As a result of the Transactions, we substantially increased our debt levels in comparison to historical periods. As a result, our interest expense increased significantly in the periods following the consummation of the Transactions. As of September 30, 2007, we had $304.0 million of outstanding indebtedness (excluding unused availability of $68.7 million under our revolving credit facility). For the three months ended September 30, 2007, our interest expense was $8.2 million. See our annual report on Form 10-K "Item 1A. Risk Factors—Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness, including the notes."

Stand Alone Company

        We have historically operated as a business unit of Novar plc and subsequently Honeywell. The financial statements included in this report for periods prior to the Holdings Acquisition have been derived from the historical consolidated financial statements of Honeywell, and include the assets, obligations and activities of indirect wholly-owned subsidiaries of Honeywell, as applicable. The historical financial information included in this report for the period prior to the Holdings Acquisition may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company without the shared resources of Honeywell for that period, and may not be indicative of our future results of operations, financial position and cash flows. See our combined financial statements and related notes thereto included elsewhere in this report.

        The historical combined financial statements of Predecessor 2 included in this document include amounts specifically attributable to Indalex's operations and a portion of Honeywell's shared corporate general and administrative expenses, consisting of certain risk management, tax, legal and treasury services. In addition, a portion of Honeywell's shared corporate general and administrative expenses that were not specifically identifiable to Indalex's operations have been allocated to Indalex. Amounts allocated to Indalex are recorded in the income statements of Predecessor 1 and Predecessor 2 as "Management fees to affiliates." Subsequent to the Holdings Acquisition, "Management fees to affiliates" reflects the management fee paid to Sun Capital as described below. In connection with the Indalex Holdings acquisition, substantially all of the legacy corporate functions of Honeywell that were employed with respect to Indalex's operations were retained by Honeywell. We now perform those services internally or through arrangements with third parties, and the costs are reflected in "Management fees to affiliates" and in additional "Selling, general and administrative expenses" in our income statements. The amount allocated by Novar plc and Honeywell for 2005 was $1.1 million.

        In connection with the registration of our 11 1/2% second-priority senior secured notes, we became subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. In connection with complying with our obligation to register the exchange notes, we have incurred substantial one time and will continue to incur additional costs as a result of having to comply with the Exchange Act and the Sarbanes-Oxley Act. In addition, we pay Sun Capital Partners Management III, LP, an affiliate of our equity sponsor, a management fee equal to the greater of (a) $1 million and (b) 2% of our EBITDA (as defined in the management services agreement) for a given fiscal year. We will also reimburse Sun Capital Partners Management III, LP for all reasonable out-of-pocket fees and expenses it incurs in performing financial and management consulting services under the management services agreement. We paid Sun Capital Partners fees of $1.5 million associated with the sale of our investment in AAG during the nine months ended September 30, 2007. See our annual report on Form 10-K "Item 13. Certain Relationships and Related Transactions, and Director Independence—Management Services Agreement," and "Item 1A. Risk Factors—We may experience difficulties operating as a stand alone company" and the information set forth under "Unaudited Pro Forma Condensed Combined Financial Data" in Exhibit 99.1 to this quarterly report on Form 10-Q.

        For all periods presented prior to February 2, 2006, Indalex's operations, excluding Indalex Limited and its subsidiaries, were included in the consolidated income tax returns of Novar USA Holdings Inc. The respective state corporate tax returns of each subsidiary were filed on a separate or combined entity basis. However, in the historical combined financial statements included in this report, income taxes have been provided based on a calculation of the income tax expense that would have been incurred if we had operated as a separate taxpayer. Indalex Limited and each of its subsidiaries filed separate tax returns. Income taxes have been provided for all items included in the combined statements of income included herein, regardless of when such items were reported for tax purposes or when the taxes were actually paid or refunded. From February 2, 2006, Indalex has filed taxes as a stand-alone company and taxes have been provided for accordingly.

AAG Investment

        Prior to May 15, 2007, we owned a 25.01% interest in Asia Aluminum Group, an aluminum extruder in China, as a result of an investment made in 2001. Under the equity method of accounting, we recorded income from the investment in AAG of $14.8 million, $10.9 million $12.5 million and $8.9 million in 2004, 2005, 2006 and the nine months ended September 30, 2007, respectively.

        The dividends we received from AAG have also benefited our cash flow. Pursuant to the shareholders agreement with AAG, we were entitled to receive dividends equal to our approximately 25% share of at least 40% of AAG's net realized profits. Our proportionate share of these dividends was $4.6 million, $4.9 million and $3.9 million for AAG's fiscal years ending June 30, 2004, 2005 and 2006, respectively. Cash dividends declared in respect of a fiscal period are sometimes paid in a subsequent period. We recognized these dividends in our cash flow statement in the period in which these dividends were received. Dividends declared by AAG in respect of earnings for AAG's fiscal year ended June 30, 2004 were not paid until 2005 and dividends declared by AAG in respect of earnings for AAG's fiscal year ended June 30, 2005 were not paid until the second quarter of 2006. We received $3.9 million of dividends declared for AAG's fiscal year ended June 30, 2006 in the second quarter of 2007.

        On May 15, 2007 we sold our investment in AAG to OK Spring Roll Limited Partnership, an investment vehicle in association with ORIX Corporation. We received $151.2 million in cash, net of transaction costs, plus an additional $2.0 million of special dividends. Proceeds from the sale of our investment in AAG were allocated in accordance with the terms of the indenture governing our 11 1/2% notes. As a result, we repurchased $71.9 million aggregate principal amount of the notes, and distributed $76.6 million to our stockholders. For more information, see "Note 8—Affiliate Transactions" and "Note 11—Debt" to our unaudited consolidated combined financial statements included in this quarterly report on Form 10-Q.

Factors Affecting Our Results of Operations

End-User Market Demand

        Our profitability depends in part on the varying economic and other conditions of the end-user markets we serve. All of the end-user markets we serve, including our two largest markets, the transportation and residential building and construction end-user markets, are subject to volatility and, as a result, our customers' demand for our products may change due to changes in general and regional economic conditions, consumer confidence, weather, the housing market, fuel and energy prices and availability, employment and income growth trends and interest rates, each of which are beyond our control. These factors cause a significant increase or decrease in the demand for our products, which would impact our shipment volume and our operating profitability. No single end-user market drives our overall performance, and individual end-user markets are influenced by conditions in their respective industries.

        Demand for our products in the transportation end-user market generally correlates positively with the overall economy. For example, during the economic downturn from 2000 to 2001, manufacturers of truck trailers experienced shipment volume declines of 48%, which caused a negative impact on our operating profitability. In the period of general economic recovery from 2001 to 2006, shipment volume to manufacturers of truck trailers grew by a compounded annual growth rate of 12%, and we believe that volume increased by 7% in 2006, although we have seen softer demand in this end-user market in recent months. Rising fuel costs have a positive impact on demand for aluminum extrusions in truck trailers, because it makes aluminum a desirable lightweight alternative to steel, although higher fuel costs tend to dampen demand in other transportation uses, such as recreational vehicles. Growth in imports from Asia has driven demand for truck trailers used to haul goods shipped from Asia from the coast to their destinations in manufacturing centers across the country. In other areas of the transportation end-user market, demographic trends can have an effect on the demand for our products. We expect the retirement of the aging "baby boom" generation to have a positive impact on demand for recreational vehicles.

        Demand for our products in the residential building and construction end-user market is driven by new residential construction and remodeling activity, which are impacted by demographic trends, interest rate levels and overall economic conditions. In recent years, we have experienced strong demand in this end-user market due to strong new housing starts, the increasing size of new homes and increased remodeling and repair activity. However, after showing strong growth during recent years, that market slowed considerably during the second half of 2006, and our shipments to that market were down 23% in the first nine months of 2007 as compared to the first nine months of 2006. According to data published by the U.S. Census Bureau, housing starts in the United States were down 25% year over year in the first nine months of 2007. Remodeling activity has slowed as well. We continue to believe that the residential building and construction market will recover eventually, but we cannot be certain of when the current downturn in this market will end. See "Item 1A. Risk Factors—Risks Related to our Business—The aluminum extrusion industry is highly cyclical and highly dependent on end-user markets in the United States and Canada, and the cyclicality and volatility of these markets could adversely affect us.

Pricing and Margin

        The principal raw materials in the aluminum extrusion process are aluminum billets and ingot. Aluminum is a commodity and, as such, is valued based upon a variety of market driven factors. The price of aluminum ingot is based on the base aluminum price, which consists of two components: the price quoted for primary aluminum ingot on the LME and the MWP. The price of aluminum billet is based upon the base aluminum price plus the "billet premium," which is a cost that is added to the base aluminum price and represents the charge from the smelter for converting aluminum ingot to billet. We manage the risk of base aluminum price increases through one of four pricing mechanisms and through several hedging programs. Our four pricing mechanisms and our estimate of the percentage of our shipment volume attributable to each are as follows:

  •
  Approximately 65% of our shipment volume is priced by a formula pricing mechanism based on the prior month's base aluminum price plus a conversion margin for our services. We use hedge instruments to mitigate our exposure to changes in the base aluminum price for the time period between our purchase of aluminum billet and when we process it for a customer order.

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

        We separately negotiate the billet premium we pay, and changes in the billet premium we pay affect our gross margin. We charge our customers a "conversion price," which is based upon our costs to produce, including non-aluminum raw materials costs, the billet premium we pay, shipping costs and what we charge for our services. We change the conversion price periodically to reflect changes in competitive pricing or escalating costs, or to enhance our operating margin, which can have a positive impact on our profitability. Conversion price adjustments were relatively infrequent until 2004. Since that time, increasing raw material, freight and energy costs have resulted in more frequent conversion price changes. Some of our conversion price increases have not been well-received by our customers. For example, in 2004, we raised our conversion prices due to billet shortages, and in 2005, we selectively scaled back some conversion prices in response to customer feedback. More recent price increases implemented in 2006 were generally well accepted.

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

Hedging

        The price of aluminum ingot is primarily based on the London Metals Exchange, and is subject to periodic short-term fluctuations. We are largely insulated from this price volatility because the cost of aluminum ingot is generally passed on to our customers based upon prices established on the LME. Aluminum price volatility impacts our working capital levels significantly. Some of our pricing mechanisms, such as spot pricing, can create short-term price risk on the base aluminum component of sales, which we seek to mitigate through the use of financial derivatives. Under accounting principles generally accepted in the United States, these derivatives are required to be marked to market monthly, which can have a significant short-term impact on our operating results, but does not have a corresponding effect on our cash flows.

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

        Globalization of the aluminum extrusion industry also represents an opportunity for us to outsource high volume labor-intensive extrusions to lower-cost providers. We outsourced approximately 5% of our shipment volume in the nine months ended September 30, 2007 to aluminum extruders in China. Outsourcing to China has increased our shipment volume of lower-margin products and has increased our total operating profit.

        Effective July 1, the Chinese government canceled a rebate of the 11% value-added tax on exported aluminum extruded products. At this point, it is too early for us to determine what, if any, impact this will have on our operating results.

Restructuring

        We incurred restructuring expense of $2.5 million in the nine months ended September 30, 2007, of which $1.9 million was related to the closure of our Watsonville, California plant, which closed in May of 2007. $0.5 million was related to an overhead restructuring program initiated in September of 2006, which resulted in the termination of nineteen employees. $0.1 million was related to a restructuring program initiated prior to 2006. We have historically restructured our overhead and plant operations on an ongoing basis. Since 2002 we have closed three facilities, consolidated certain shared services organizations and scaled back our fixed administrative and plant overhead. Severance, relocation and other restructuring cost levels have been significant but provide for a lower cost structure going forward, positively impacting operating results. The driving rationale behind our closures is moving volume from less efficient operations to more cost effective facilities.

Unaudited Pro Forma Condensed Combined Financial Data

        We derived unaudited pro forma condensed combined financial data by applying pro forma adjustments to the historical combined financial statements of Indalex included elsewhere in this report. The unaudited pro forma condensed combined statements of operations data for the periods presented give effect to the Honeywell Acquisition and the Transactions, including the offering of the outstanding notes, and the application of the net proceeds therefrom, as if the Honeywell Acquisition and the Transactions had occurred at the beginning of the periods presented. For a description of the assumptions underlying the adjustments to the pro forma condensed combined financial data, please see the information set forth under—"Unaudited Pro Forma Condensed Combined Financial Data" in Exhibit 99.1 to this quarterly report on Form 10-Q.

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

Results of Operations—Three months ended September 30, 2007

        The following table sets forth the results of operations of Successor for the three months ended October 1, 2006 and the three months ended September 30, 2007, which have been derived from the unaudited consolidated and combined financial statements included elsewhere in this report.

	Successor
	Three Months Ended October 1, 2006	Three Months Ended September 30, 2007
Statement of income data:
Net sales	$326,073	$274,902
Costs and expenses:
Cost of sales	296,261	256,496
Selling, general and administrative	15,775	12,522
Management fees to affiliates	356	250
Amortization of intangibles	2,938	2,565
Other (income) expense	(546)	1,249
Restructuring charges	499	397
Impairment of long-lived assets	2,522	593
(Gain) loss on disposal of assets	218	(121)
Mark-to-market on derivatives	5,638	6,002

Total costs and expenses	323,661	279,953

Income (loss) from operations	2,412	(5,051)
Other income (expense):
External interest—net	(9,865)	(8,157)
Deferred financing costs	(606)	(525)
Interest income	—	25
Loss on redemption of notes	—	9
Income from equity method investment in AAG	2,811	—
Loss on sale of equity method investment in AAG	—	(19)

Income (loss) before income taxes	(5,248)	(13,718)
Income tax (benefit) provision	(944)	(407)

Net loss	$(4,304)	$(13,311)

Selected operating data:
Pounds shipped	168,833	139,446

Three months ended September 30, 2007 Compared to Three months ended October 1, 2006

  Net sales

        Net sales decreased by $51.2 million, or 15.7%, from $326.1 million in the three months ended October 1, 2006 to $274.9 million in the three months ended September 30, 2007. Shipment volume fell 17.4% as a result of weak market demand, particularly in the Residential Building and Construction and Transportation end-user markets. Base aluminum prices were the same in the three months ended September 30, 2007 as compared to the three months ended October 1, 2006. The increase in the relative value of the Canadian dollar versus the U.S. dollar resulted in a $5.8 million increase in net sales.

  Cost of sales

        Cost of sales decreased by $39.8 million, or 13.4%, from $296.3 million in the three months ended October 1, 2006 to $256.5 million in the three months ended September 30, 2007, due primarily to lower volume, but partially offset by higher unit labor, natural gas and electricity costs. Application of LIFO valuation to inventories resulted in a $2.1 million decrease in cost of sales. Depreciation decreased by $0.3 million, or 3.1%, in the three months ended September 30, 2007, primarily due to the elimination of depreciation on our Winton and Watsonville facilities.

  Selling, general and administrative expenses

        Selling, general and administrative expenses decreased by $3.3 million, or 20.6%, from $15.8 million in the three months ended October 1, 2006 to $12.5 million in the three months ended September 30, 2007. Lower employee incentive compensation, lower overhead and lower stand alone costs were the primary causes of the decline.

  Management fees to affiliates

        Management fees to affiliates decreased by $0.1 million, or 20.4%, from $0.4 million in the three months ended October 1, 2006 to $0.3 million in the three months ended September 30, 2007, because our EBITDA was lower. Management fees to affiliates reflects expenses of $1.0 million annually, or 2% of our EBITDA, whichever is greater, payable to an affiliate of Sun Capital Partners.

  Amortization of intangibles

        Amortization of intangibles decreased by $0.3 million, or 12.7%, from $2.9 million in the three months ended October 1, 2006 to $2.6 million in the three months ended September 30, 2007. The decrease was due to the use of the declining balance method for amortization. The amortization expense was incurred as a result of the application of purchase accounting in connection with the Honeywell acquisition and the Indalex Holdings acquisition, which resulted in an increase in the value of a trademark and our customer lists.

  Other expense

        Other expense in the three months ended September 30, 2007 was $1.2 million, which consisted primarily of foreign currency losses for certain of our Canadian assets and liabilities due to increases in the Canadian dollar versus the U.S. dollar.

        In the three months ended October 1, 2006, other income was $0.5 million, which included insurance proceeds related to our Calgary, Alberta plant and a gas tax refund for our Kokomo, Indiana plant.

  Restructuring charges

        In the three months ended September 30, 2007, we recorded restructuring charges of $0.4 million, of which $0.2 million was related to the closure of our Watsonville, California facility and $0.1 million was related to an overhead restructuring program initiated in September of 2006, which resulted in the termination of two employees during the three months ended September 30, 2007. An additional $0.1 million was related to a restructuring program initiated prior to 2006.

        In the three months ended October 1, 2006, we recorded restructuring charges of $0.5 million, which was related to an overhead restructuring program initiated in September of 2006.

  Impairment of long-lived assets

        In the three months ended September 30, 2007, we idled a paint line at our Modesto, California facility. As a result, we recorded an impairment charge of $0.6 million. In the three months ended October 1, 2006, we recorded impairment charges of $2.5 million related to the sale of our drawn tube facility in Winton, North Carolina.

  (Gain) loss on disposal of assets

        In the three months ended September 30, 2007 and October 1, 2006, we recorded gains and losses incurred in the ordinary course of business.

  Mark-to-market on derivatives

        In accordance with FAS 133, we recorded a loss on our forward aluminum hedging contracts of $5.4 million in the three months ended September 30, 2007 due to lower market prices in relation to the price at which we established our hedges. In addition, we recorded a loss of $0.6 million related to interest rate swap contracts for the three months ended September 30, 2007. In the three months ended October 1, 2006, we recorded a loss on our derivatives of $5.6 million due to lower market prices in relation to the price at which we established our hedges.

  Income (loss) from operations

        Income from operations decreased by $7.5 million, from income of $2.4 million in the three months ended October 1, 2006 to a loss of $5.1 million in the three months ended September 30, 2007, primarily as a result of the decrease in sales, combined with the increase in other expenses, partially offset by lower selling, general and administrative costs and lower expenses related to the impairment of long-lived assets.

  Interest expense

        Interest expense decreased by $1.7 million, from $9.9 million in the three months ended October 1, 2006 to $8.2 million in the three months ended September 30, 2007. The decrease was caused by lower interest expense related to the 11 1/2% Notes, as a result of our repurchase of $71.9 million aggregate principal amount of the notes on June 21, 2007.

  Deferred financing costs

        Amortization expense for deferred financing costs of $0.5 million is included in deferred financing costs for the three months ended September 30, 2007 and amortization expense for deferred financing costs of $0.6 million is included in the three months ended October 1, 2006. The decline was a result of the company's repurchase of notes with an aggregate principal amount of $71.9 million in June of 2007, which resulted in the expense of $2.8 million of deferred financing costs which were being amortized over eight years during the three months ended July 1, 2007. The expense was included in the statement of income as part of the loss on redemption of notes.

  Income from equity method investment in AAG

        We sold our equity method investment in AAG in May of 2007, so we did not record any income from that investment in the three months ended September 30, 2007. In the three months ended October 1, 2006, we recorded income of $2.8 million related to our equity method investment in AAG.

  Income tax provision

        We recorded a tax benefit of $0.4 million in the three months ended September 30, 2007 compared to a tax benefit in the three months ended October 1, 2006 of $0.9 million. The primary reason for the decrease in income tax benefit was an increase in allowances for net operating losses and foreign tax credits.

        In the three months ended September 30, 2007 we eliminated a deferred tax liability of $6.3 million for book to tax differences related to certain inventory amounts. The liability existed at the time of the Indalex Holdings Finance, Inc. acquisition and was determined to no longer be necessary based on information recently provided by the seller. The liability was reversed against goodwill in the amount of $3.5 million, reducing goodwill to zero. The remaining liability of $2.8 million was reversed against intangible assets. There was no impact on the income tax provision for the period.

Results of Operations—Nine months ended September 30, 2007

        The following table sets forth the results of operations of Predecessor 2 for period from January 1, 2006 to February 1, 2006, and Successor for the period from February 2, 2006 to October 1, 2006, and the nine months ended September 30, 2007, all of which have been derived from the unaudited consolidated and combined financial statements included elsewhere in this report, and the pro forma results of operations for the nine months ended October 1, 2006, which have been derived from the information set forth under "Unaudited Pro Forma Condensed Combined Financial Data" in Exhibit 99.1 to this quarterly report on Form 10-Q.

	Predecessor 2	Successor	Successor	Pro Forma
	Period from January 1, 2006 to February 1, 2006	Period from February 2, 2006 to October 1, 2006	Nine Months Ended September 30, 2007	Nine Months Ended October 1, 2006(1)
	(Dollars and pounds in thousands)
Statement of income data:
Net sales	$100,019	$890,008	$870,930	$990,027
Costs and expenses:
Cost of sales	95,127	819,839	820,324	907,203
Selling, general and administrative	5,548	40,479	39,450	45,564
Management fees to affiliates	125	1,345	819	1,445
Amortization of intangibles	920	7,812	7,694	8,776
Other expense	195	682	1,896	877
Restructuring charges	—	499	2,484	499
Impairment of long-lived assets	—	3,009	816	3,009
(Gain) loss on disposal of assets	—	221	(1)	221
Mark-to-market on derivatives	(3,619)	6,420	5,086	2,801

Total costs and expenses	98,296	880,306	878,568	970,395

Income (loss) from operations	1,723	9,702	(7,638)	19,632
Other income (expense):
External interest—net	(24)	(25,926)	(27,864)	(29,011)
Deferred financing costs	—	(1,616)	(1,737)	(1,818)
Interest income	—	—	398	—
Loss on redemption of notes	—	—	(7,140)	—
Income from equity method investment in AAG	643	5,236	8,937	5,879
Gain on sale of equity method investment in AAG	—	—	51,223	—
Affiliated acquisition fees	—	(5,475)	—	(5,475)

Income (loss) before income taxes	2,342	(18,079)	16,179	(10,793)
Income tax (benefit) provision	703	(4,964)	$6,115	(2,574)

Net income (loss)	$1,639	$(13,115)	$10,064	$(8,219)

Selected operating data:
Pounds shipped	52,456	472,202	439,669	524,658

(1)
Please see Exhibit 99.1 to this quarterly report on Form 10-Q for more information.

Nine months ended September 30, 2007 Compared to Pro Forma Nine months Ended October 1, 2006

  Net sales

        Net sales decreased by $119.1 million, or 12.0%, from $990.0 million in the pro forma nine months ended October 1, 2006 to $870.9 million in the nine months ended September 30, 2007. Shipment volume fell 16.2% as a result of weak market demand, particularly in the Residential Building and Construction, Transportation and Distribution end-user markets. Net sales were positively impacted by higher average base aluminum prices that are largely passed on to our customers. Base aluminum prices increased on average by 4.7% in the nine months ended September 30, 2007 as compared to the pro forma nine months ended October 1, 2006. The increase in the relative value of the Canadian dollar versus the U.S. dollar resulted in a $6.1 million increase in net sales.

  Cost of sales

        Cost of sales decreased by $86.9 million, or 9.6%, from $907.2 million in the pro forma nine months ended October 1, 2006 to $820.3 million in the nine months ended September 30, 2007, due primarily to lower volume, but partially offset by higher base metal costs, and higher unit labor, natural gas and electricity costs. Application of LIFO valuation to inventories resulted in a $2.5 million decrease in cost of sales. Depreciation decreased by $0.9 million, or 3.3%, in the nine months ended September 30, 2007, primarily due to the elimination of depreciation on our Winton and Watsonville facilities.

  Selling, general and administrative expenses

        Selling, general and administrative expenses decreased by $6.1 million, or 13.4%, from $45.6 million in the pro forma nine months ended October 1, 2006 to $39.5 million in the nine months ended September 30, 2007. Lower employee incentive compensation, reduced overhead and bad debt expenses were partially offset by higher stand alone costs.

  Management fees to affiliates

        Management fees to affiliates decreased by $0.6 million, or 43.4%, from $1.4 million in the pro forma nine months ended October 1, 2006 to $0.8 million in the nine months ended September 30, 2007, because our EBITDA was lower. Management fees to affiliates reflects expenses of $1.0 million annually, or 2% of our EBITDA, whichever is greater, payable to an affiliate of Sun Capital Partners.

  Amortization of intangibles

        Amortization of intangibles decreased by $1.1 million, or 12.3%, from $8.8 million in the pro forma nine months ended October 1, 2006 to $7.7 million in the nine months ended September 30, 2007. The decrease was due to the use of the declining balance method for amortization. The amortization expense was incurred as a result of the application of purchase accounting in connection with the Honeywell acquisition and the Indalex Holdings acquisition, which resulted in an increase in the value of a trademark and our customer lists.

  Other (income) expense

        Other expense in the nine months ended September 30, 2007 was $1.9 million, which consisted primarily of foreign currency losses for certain of our Canadian assets and liabilities due to increases in the Canadian dollar versus the U.S. dollar.

        In the pro forma nine months ended October 1, 2006, other expense was $0.9 million, which included expenses related to foreign currency losses of $0.5 million for certain of our Canadian assets and liabilities due to increases in the Canadian dollar versus the U.S. dollar and expenses of

$0.5 million related to general liability insurance, partially offset by $0.1 million in other miscellaneous income.

  Restructuring charges

        In the nine months ended September 30, 2007, we recorded restructuring charges of $2.5 million, of which $1.9 million was related to the closure of our Watsonville, California facility and $0.5 million was related to an overhead restructuring program initiated in September of 2006, which resulted in the termination of 19 employees during the nine months ended September 30, 2007. An additional $0.1 million was related to a restructuring program initiated prior to 2006.

        In the pro forma nine months ended October 1, 2006, we recorded restructuring charges of $0.5 million, which was related to an overhead restructuring program initiated in September of 2006.

  Impairment of long-lived assets

        In the nine months ended September 30, 2007, we idled a paint line at our Modesto, California facility. As a result, we recorded an impairment charge of $0.6 million. In addition, we made plans to scrap components of a surplus handling system at our Kokomo, Indiana facility, and we recorded an impairment charge of $0.2 million. In the pro forma nine months ended October 1, 2006, we recorded impairment charges of $2.5 million related to the sale of our drawn tube facility in Winton, North Carolina, and we recorded impairment charges of $0.5 million related to the writedown of a press in our Connersville, Indiana plant.

  (Gain) loss on disposal of assets

        In the nine months ended September 30, 2007 and in the pro forma nine months ended October 1, 2006, we recorded gains and losses incurred in the ordinary course of business.

  Mark-to-market on derivatives

        In accordance with FAS 133, we recorded a loss on our forward aluminum hedging contracts of $4.5 million in the nine months ended September 30, 2007 due to lower market prices in relation to the price at which we established our hedges. In addition, we recorded a loss of $0.6 million related to interest rate swap contracts for the nine months ended September 30, 2007. In the pro forma nine months ended October 1, 2006, we recorded a loss on our derivatives of $2.8 million due to lower market prices in relation to the price at which we established our hedges.

  Income (loss) from operations

        Income from operations decreased by $27.3 million, from income of $19.6 million in the pro forma nine months ended October 1, 2006 to a loss of $7.6 million in the nine months ended September 30, 2007, primarily as a result of the decrease in sales, combined with the increase in mark-to-market and restructuring expenses, partially offset by lower selling, general and administrative expenses and lower impairment charges.

  Interest expense

        Interest expense decreased by $1.1 million, from $29.0 million in the pro forma nine months ended October 1, 2006 to $27.9 million in the nine months ended September 30, 2007. The decrease was primarily caused by lower interest expense related to the 11 1/2% Notes, as a result of our repurchase of $71.9 million aggregate principal amount of the notes on June 21, 2007.

  Deferred financing costs

        Amortization expense for deferred financing costs of $1.7 million is included in deferred financing costs for the nine months ended September 30, 2007. In the pro forma nine months ended October 1, 2006, amortization expense for deferred financing costs was $1.8 million. The decline was a result of the company's repurchase of notes with an aggregate principal amount of $71.9 million in June of 2007, which resulted in the expense of $2.8 million of deferred financing costs which were being amortized over eight years during the three months ended July 1, 2007. The expense was included in the statement of income as part of the loss on redemption of notes.

  Interest income

        In the nine months ended September 30, 2007, we recorded interest income of $0.4 million.

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

  Income from equity method investment in AAG

        Income from our equity investment in AAG increased by $3.0 million, from $5.9 million in the pro forma nine months ended October 1, 2006 to $8.9 million in the nine months ended September 30, 2007 as AAG's volume increased significantly due to the completion of their new production facility. The volume increase was partially offset by the fact that we sold our investment in AAG in May of 2007.

  Gain on sale of equity method investment in AAG

        In the nine months ended September 30, 2007, we sold our equity method investment in AAG, resulting in a $51.2 million gain.

  Affiliated acquisition fees

        In the pro forma nine months ended October 1, 2006, we incurred affiliated acquisition expenses of $5.5 million related to the Transactions, payable to an affiliate of Sun Capital Partners.

  Income tax provision

        We recorded an income tax expense of $6.1 million in the nine months ended September 30, 2007 compared to a tax benefit in the pro forma nine months ended October 1, 2006 of $2.6 million. The primary reason for the increase in the income tax expense was the FIN 48 position taken related to the sale of our equity method investment in AAG.

        In the nine months ended September 30, 2007 we eliminated a deferred tax liability of $6.3 million for book to tax differences related to certain inventory amounts. The liability existed at the time of the Indalex Holdings Finance, Inc. acquisition and was determined to no longer be necessary based on information recently provided by the seller. The liability was reversed against goodwill in the amount of $3.5 million, reducing goodwill to zero. The remaining liability of $2.8 million was reversed against intangible assets. There was no impact on the income tax provision for the period.

Liquidity and Capital Resources

  Cash Flows

  Operating activities

        In the three months ended September 30, 2007, net cash from operations was $12.4 million, primarily as a result of reduced working capital requirements, driven by lower accounts receivable and inventories. In the three months ended October 1, 2006, net cash used in operations was $7.7 million, primarily as a result of lower accounts payable and accrued expenses and higher inventories, partially offset by decreases in accounts receivable.

        Net cash used in operations was $29.6 million in the nine months ended September 30, 2007, primarily as a result of higher accounts receivable and higher inventories, and lower accrued expenses and accounts payable. For the period from January 1, 2006 to February 1, 2006, cash flow from operations was $3.3 million, primarily as a result of higher accrued expenses, partially offset by an increase in accounts receivable. For the period from February 2, 2006 to October 1, 2006, cash used in operations was $7.4 million, as higher accounts receivable and inventories were partially offset by higher accounts payable.

  Investing activities

        In the three months ended September 30, 2007, cash used in investing was $9.4 million, primarily as a result of capital expenditures of $9.5 million. In the three months ended October 1, 2006, net cash used in investing was $3.8 million, as a result of capital expenditures of $5.9 million partially offset by the sale of surplus land at our Mississauga, Ontario location, which generated proceeds of $2.1 million.

        Net cash from investing activities was $125.8 million in the nine months ended September 30, 2007, primarily as a result of the sale of our equity method investment in AAG, which generated $151.2 million in cash, net of transaction costs. Capital expenditures for the nine months ended September 30, 2007 were $25.6 million. For the period from January 1, 2006 to February 1, 2006, cash used in investing activities was $3.0 million, and consisted solely of capital expenditures. For the period from February 2, 2006 to October 1, 2006, net cash used in investing activities was $434.2 million. The Indalex Holdings acquisition accounted for $420.0 million of cash used in investing activities in the period from February 2, 2006 to October 1, 2006, including $418.3 million for the Indalex Holdings acquisition and $1.7 million of transaction costs. Capital expenditures were $16.5 million for the period from February 2, 2006 to October 1, 2006.

  Financing activities

        In the three months ended September 30, 2007, net cash used in financing activities was $5.7 million, consisting primarily of revolver repayments of $5.4 million during the period.

        In the three months ended October 1, 2006, cash from financing activities was $7.9 million, consisting primarily of revolver borrowings of $9.7 million. This partially offset by a distribution to shareholders of $1.5 million during the period.

        Net cash used in financing activities was $107.1 million in the nine months ended September 30, 2007, consisting of a distribution to shareholders of $76.6 million and redemption of notes of $75.5 million, partially offset by revolver borrowings of $46.0 million. Net cash used in financing activities was $8.5 million for the period from January 1, 2006 to February 1, 2006, primarily consisting of a dividend of $6.8 million paid to Honeywell during the period. In the period from February 2, 2006 to October 1, 2006, cash from financing activities was $446.5 million, consisting of borrowings on long-term debt of $266.6 million, capital contributions of $111.3 million, and revolver borrowings of $87.8 million, partially offset by debt issuance costs of $16.8 million.

        The primary sources of liquidity for our business are cash flow generated from operations and borrowings under our revolving credit facility. We expect that our principal uses of cash will be debt service requirements, working capital and capital expenditures.

  Debt and Commitments

        We have significant debt service obligations. As of September 30, 2007, we had outstanding $304.0 million in aggregate indebtedness, with an additional $68.7 million of borrowing capacity available under our revolving credit facility, net of $10.8 million of outstanding letters of credit, which reduce availability. Our liquidity requirements are significant, primarily due to debt service requirements and the cyclicality of our business. Our cash interest payments for the nine months ended September 30, 2007 were $36.3 million.

  Revolving Credit Facility

        The revolving credit facility provides for a first-priority secured five-year asset-based revolving credit facility in an aggregate principal amount of up to $200.0 million, all of which is available in the form of loans denominated in U.S. dollars to Indalex Holding Corp. and up to $80.0 million of which is available as a revolving credit sub-facility in the form of loans denominated in Canadian dollars and loans denominated in U.S. dollars to Indalex Limited or bankers' acceptances denominated in Canadian dollars, subject in each case to the borrowing base limitations described below. Up to an aggregate of $30.0 million will be available to Indalex Holding Corp., Indalex Limited and subsidiaries of Indalex Holding Corp., to the extent that Indalex Holding Corp. or Indalex Limited is a co-applicant, for the issuance of letters of credit. As of September 30, 2007, borrowings under the revolving credit facility bore interest at a weighted average rate of 7.8%.

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

        Indalex Holding Corp.'s obligations under the U.S. portion of the revolving credit facility and the guarantees thereof are secured by a first-priority lien on all of the tangible and intangible assets of Holdings, Indalex Holding Corp. and each domestic subsidiary of Indalex Holding Corp., as well as 100% of the capital stock of Indalex Holding Corp. and our domestic subsidiaries and 65% of the capital stock of the foreign subsidiaries directly owned by us or any of our domestic subsidiaries. The obligations of Indalex Limited under the Canadian revolving credit sub-facility and the guarantees thereof are secured by a first-priority lien on all of the tangible and intangible assets of Holdings, Indalex Holding Corp., Indalex Limited, each domestic subsidiary of Indalex Holding Corp. and certain foreign subsidiaries of Indalex Holding Corp., as well as 100% of the capital stock of Indalex Holding Corp. and its domestic subsidiaries and 100% of the capital stock of our foreign subsidiaries, including Indalex Limited.

        Indalex Holding Corp. and Indalex Limited may, at their option, increase the aggregate commitments under the revolving credit facility by an additional $40.0 million, subject to the satisfaction of certain conditions precedent.

  11 1/2% Second-Priority Senior Secured Notes due 2014

        Indalex Holding Corp. issued 11 1/2% second-priority senior secured notes due 2014 (the "notes") on February 2, 2006. The notes will mature in 2014 and are guaranteed on a second priority secured basis by each of our domestic subsidiaries that incurs indebtedness, and each of our foreign subsidiaries that enters into a guarantee of any of our senior indebtedness (other than indebtedness incurred by another foreign subsidiary). On the closing date, the notes were guaranteed by each of our domestic subsidiaries and none of our foreign subsidiaries. Interest on the notes is payable semi annually in cash.

        The notes are secured by a second priority lien on substantially all Indalex Holding Corp.'s and the guarantors' assets to the extent that such assets secure the borrowings under our revolving credit facility and a second priority pledge of 100% of Indalex Holding Corp.'s and its domestic subsidiaries' capital stock and 65% of the capital stock of our foreign subsidiaries directly owned by Indalex Holding Corp. or any domestic subsidiary, in each case, subject to certain limitations, including the limitation that the capital stock will constitute collateral securing the notes only to the extent that such capital stock can secure the notes without Rule 3-16 of Regulation S-X under the Securities Act requiring us to file separate financial statements with the SEC or any other governmental agency (the "collateral cutback provision").

        The collateral under the security documents includes the capital stock of the following companies: Indalex Holding Corp., Indalex Inc., Indalex Limited, Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. In accordance with the collateral cutback provision, the collateral securing the notes and the related guarantees includes shares of capital stock only to the extent that the applicable value of such capital stock, determined on an entity-by-entity basis, is less than 20% of the principal amount of the notes outstanding. The applicable value of the capital stock of any entity is deemed to be the greatest of its par value, book value or market value. The book value and market value of the capital stock of each of Indalex Holding Corp. and Indalex Inc. exceeded 20% of the principal amount of the notes as of September 30, 2007. As a result, the pledge of the capital stock of these entities with respect to the notes is limited to capital stock of each such entity with an applicable value of less than 20% of the principal amount of the notes, or $39.6 million.

        The capital stock of the following companies does not constitute collateral under the security documents: Indalex UK Limited, Indalex Holdings (B.C.) Ltd., 6326765 Canada Inc., Novar Inc. and Asia Aluminum Group Ltd.

        As of September 30, 2007, the book value of each company whose capital stock constitutes collateral under the security documents is as follows:

  •
  Indalex Holding Corp.—$24.7 million.

  •
  Indalex Inc.—$85.9 million.

  •
  Indalex Limited—$63.6 million, of which 65%, or $41.3 million, constitutes collateral under the terms of the security documents.

  •
  Dolton Aluminum Company, Inc.—$0 million.

  •
  Caradon Lebanon Inc.—$0 million.

        In the case of Indalex Holding Corp. and Indalex Inc., the applicable value capital stock that constitutes collateral under the security documents is limited to less than $39.6 million under the collateral cutback provision.

        The Company determined the book value of each company whose capital stock constitutes collateral under the security documents based on the book value of the equity securities of each such company as carried on the Company's balance sheet as of September 30, 2007 prepared in accordance with U.S. GAAP.

        Management estimated that the market value of the capital stock of Indalex Limited as of September 30, 2007 was $23.4 million, of which 65%, or $15.2 million, constitutes collateral under the terms of the security documents. The market value of the capital stock of each of Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. is zero because there are no assets held by these entities.

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

        As of September 30, 2007, the book value of capital stock, as a percentage of the principal amount of the notes, of each entity whose capital stock constitutes collateral exceeding 10% of the principal amount of the notes was as follows:

  •
  Indalex Holding Corp.—ratio of (i) book value of the Company's investment in Indalex Holding Corp. ($24.7 million) to (ii) principal amount of notes ($198.1 million) equals 12.5%.

  •
  Indalex Inc.—ratio of (i) book value of Indalex Holding Corp.'s investment in Indalex Inc. ($85.9 million) to (ii) principal amount of notes ($198.1 million) equals 43.4%.

        The indenture governing the notes, among other things, limits Indalex Holding Corp.'s ability and the ability of its restricted subsidiaries to: incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into sale/leaseback transactions; and merge, consolidate or sell substantially all of our assets. These covenants are subject to important exceptions and qualifications.

        As of September 30, 2007, the net book value of the capital stock securing the notes was $68.8 million and the book value of all other property and assets securing the notes was $280.2 million.

  Capital expenditures

        We made $25.6 million in capital expenditures in the nine months ended September 30, 2007. Our spending was for dies, quality and efficiency projects and replacement projects, and included $6.7 million related to an expansion at our Connersville, Indiana plant; $2.1 million related to a capacity expansion at our Modesto, California plant; $1.0 million for billet casting upgrades at our City of Industry, California plant; $0.5 million for a material handling system upgrade at our Mountaintop, Pennsylvania plant; and $0.4 million for a billet furnace and saw at our Elkhart, Indiana plant.

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

  Contractual obligations summary

        The following table reflects our contractual obligations and commitments as of September 30, 2007.

  Contractual Obligations and Commitments by Fiscal Year

(in thousands)

	Total	Remainder of 2007	2008-2009	2010-2011	Beyond 2011
Letters of credit	$10.8	—	—	—	$10.8
Revolving credit facility	$102.5	—	—	$102.5	—
Operating leases	$6.0	$0.6	$3.5	$1.6	$0.3
Capital leases	$6.0	$0.4	$3.8	$1.8	—
Purchase obligations	$227.3	$95.8	$129.1	$2.4	—
Long-term debt	$198.1	—	—	—	$198.1
Fixed interest payments	$148.1	—	$45.6	$45.6	$56.9

Total	$698.8	$96.8	$182.0	$153.9	$266.1

        The table above does not reflect variable rate interest payments on our revolving credit facility. Based on the weighted average interest rate of 7.8% and outstanding borrowings of $102.5 million as of September 30, 2007, our annual variable interest rate payments would be $8.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes to our exposure to market risk since December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the Securities and Exchange Commission. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered in this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. We believe that the outcome of each such proceeding or claim which is pending or known to be threatened will not have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 1A.    RISK FACTORS

        There have been no material changes to our risk factors as disclosed in Item 1A. "Risk Factors" in our annual report on form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of Indalex Holding Corp. and Holdings during the three months ended September 30, 2007.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The list of exhibits in the Exhibit Index to this quarterly report on Form 10-Q is incorporated by reference herein.

SIGNATURES

        The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2007.

Indalex Holdings Finance, Inc.
By:	/s/ TIMOTHY R.J. STUBBS Timothy R.J. Stubbs
Its:	President and Chief Executive Officer
By:	/s/ PATRICK LAWLOR Patrick Lawlor
Its:	Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Indalex Holdings Finance, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
3.2	By-laws of Indalex Holdings Finance, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.1	Employment offer letter dated August 11, 2007 (incorporated by reference to the Company's Form 8-K filed on August 24, 2007).
10.2	Bonus agreement for Mr. Stubbs dated September 14, 2007 (incorporated by reference to the Company's Form 8-K filed on September 14, 2007).
10.3	Bonus agreement for Mr. Alger dated September 14, 2007 (incorporated by reference to the Company's Form 8-K filed on September 14, 2007).
10.4	Bonus agreement for Mr. Tabinowski dated September 14, 2007 (incorporated by reference to the Company's Form 8-K filed on September 14, 2007).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Unaudited Pro Forma Condensed Combined Financial Data.

QuickLinks

TABLE OF CONTENTS
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED BALANCE SHEETS As of September 30, 2007 and December 31, 2006 (Dollars in thousands) (Unaudited)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED AND COMBINED STATEMENTS OF INCOME For the Periods January 1, 2007 through September 30, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through October 1, 2006 (Dollars in thousands) (Unaudited)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS For the Periods January 1, 2007 through September 30, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through October 1, 2006 (Dollars in thousands) (Unaudited)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY For the Period January 1, 2007 through September 30, 2007 (Dollars in thousands) (Unaudited)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY For the Periods January 1, 2006 through February 1, 2006 and February 2, 2006 through October 1, 2006 (Dollars in thousands) (Unaudited)
INDALEX HOLDINGS FINANCE, INC. NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS For the Periods January 1, 2007 through September 30, 2007, January 1, 2006 through February 1, 2006, and February 2, 2006 through October 1, 2006 (Dollars in thousands) (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II: OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX