Form 10-K
period 2007-12-31
INDALEX HOLDINGS FINANCE INC
filed 2008-03-31
CIK 1351667

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSACTION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-138178

INDALEX HOLDINGS FINANCE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	3350 (Primary Standard Industrial Classification Number)	20-3730880 (IRS Employer Identification No.)
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2007 was $6.9 million.

The number of shares of the registrant's common stock outstanding as of March 14, 2008 was 1,000,024.

PART I

ITEM 1. BUSINESS

Our Company

        We are the second largest aluminum extruder, and the largest independent aluminum extruder, in the United States and Canada, based on shipment volume data compiled by the Aluminum Association, the Aluminum Extruders Council and management estimates. As an independent aluminum extruder, we are not involved in aluminum mining, refining or smelting. In 2007, approximately 94% of our products were customized, made-to-order aluminum extrusions for use in a wide array of end-user markets. In addition to aluminum extrusion, we also offer a broad range of services, including fabrication, painting and anodizing. For the year ended December 31, 2007, our net sales and loss from operations were $1,105.3 million and $29.2 million, respectively, and our net loss was $7.0 million.

        We serve over 3,700 customers, including a broad spectrum of national, regional and local accounts, with our largest customer accounting for approximately 6% of our net sales in 2006 and approximately 7% of our net sales in 2007. We offer a wide range of products that are sold into a wide array of end-user markets, none of which represented more than 32% of our shipment volume in 2007. The following chart identifies the percentage of our 2006 and 2007 shipment volume and the principal products sold in each of the end-user markets we serve.

End-user markets served	Principal products	Percent of 2007 Shipment Volume	Percent of 2006 Shipment Volume
Transportation (exclusive of automotive)	Components used in truck trailers, trucks and recreational vehicles	32%	31%
Residential building and construction	Components used in windows, doors, sunrooms and skylights	27%	28%
Distribution channel	Products sold in other end-user markets through distributors	13%	14%
Electric and cable	Components used in heat sinks, cable sheathing, electrical fixtures and conduit	7%	7%
Commercial building and construction	Components used in commercial windows, store fronts and railings	8%	7%
Consumer durables	Components used in office furniture, refrigerators and pleasure boats	6%	6%
Machinery and equipment	Components used in ladders, scaffolds and industrial equipment such as conveyors	5%	5%
Automotive	Components used in passenger cars and light trucks	2%	2%

        At the end of 2006, based on the latest available shipment volume data compiled by the Aluminum Association, the Aluminum Extruders Council and management estimates, we held the number one market position in the residential building and construction end-user market and the number two market position in the transportation (inclusive of automotive) end-user market. The transportation (inclusive of automotive) and the residential building and construction end-user markets each represented approximately 29% and 24%, respectively, of the aluminum extrusion industry's annual shipment volume in 2006 in the United States and Canada according to data compiled by the Aluminum Association and management estimates. We believe we offer a very attractive value proposition to our customers, and believe we have grown our market share in the U.S. and Canadian aluminum extrusion market, measured by shipment volume, from approximately 13% in 2001 to approximately 16% in 2007 according to data compiled by the Aluminum Association and management estimates.

        Aluminum extrusion is the process of shaping aluminum billet into product or component parts by heating it and forcing it to flow through a shaped die at the end of an extrusion press. The principal raw materials in the aluminum extrusion process are aluminum billets and ingot, which represented approximately $763.9 million or 66% of our cost of sales in 2006 and approximately $709.7 million or 68% of our cost of sales in 2007. We manage the risk of base aluminum price increases through one of four pricing mechanisms and through several hedging programs. The "base aluminum" price consists of two components: the price quoted for primary aluminum ingot on the London Metals Exchange, or the "LME," and the Midwest Transaction Premium, or the "MWP," a market price for the cost of aluminum shipping and warehousing. On approximately 90% of our shipment volume, we are insulated from base aluminum price volatility or specifically hedge the cost of base aluminum that is charged to our customers. Our four pricing mechanisms and our estimate of the shipment volume attributable to each are as follows:

  •
  Approximately 60% of our shipment volume is priced by a formula pricing mechanism based on the prior month's base aluminum price plus a conversion margin for our services. We use hedge instruments to mitigate our exposure to changes in the base aluminum price for the time period between our purchase of aluminum billet and when we process it for a customer order.

  •
  For approximately 25% of our shipment volume, we enter into contracts for a specified period to provide customers with a fixed price for the aluminum. We use hedge instruments traded on the LME to specifically hedge our exposure under fixed price contracts.

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

        We operate an extensive network of manufacturing facilities in the United States and Canada, consisting of 13 facilities and two casting facilities with approximately 750 million pounds of annual production capacity. From the beginning of 2000 to the end of 2007, we rationalized our operations, reducing the number of our facilities from 23 to 15. In addition, we are in the process of closing our Girard, Ohio facility, which will be closed during the first quarter of 2008. We believe that as a result of these restructuring activities we are well positioned to react to changes in market demand, with sufficient available capacity to benefit from an increase in demand for our products without significantly increasing our fixed operating costs. At the same time, we believe that opportunities exist to further rationalize operations by combining facilities or expanding our outsourcing relationships into other countries with lower production costs as necessary to react to changing market conditions.

        Since 2000, we have imported aluminum extrusions from China to take advantage of the lower cost structure of Chinese extruders and to provide additional capacity during periods of peak demand. Through our "Asia Secure" program, we are able to offer our customers security of supply by committing our facilities as a backup producer if the Chinese supply chain were to be disrupted by external factors. We currently import aluminum extrusions from four suppliers in China, although the majority of our imports from China comes from AAG, a large aluminum extruder operating five production facilities in China, in which we formerly held an approximately 25% ownership interest. We sold our equity method investment in AAG in May of 2007. We have a non-exclusive supply agreement with AAG that provides for arms length pricing.

        In this report, references to "Indalex," "we" "us" and "our" are to Indalex Holdings Finance, Inc. and its subsidiaries, and references to "Holdings" are to Indalex Holdings Finance, Inc., exclusive of its subsidiaries. Our fiscal year consists of a 52-week period ending on the Sunday closest to December 31. The fiscal years presented in this report for 2005, 2006 and 2007 are for the 52-week periods ending December 31, 2005, December 31, 2006, and December 31, 2007, respectively. References to an "independent" aluminum extruder refer to an aluminum extruder that does not have an aluminum smelting operation; references to the "aluminum extrusion market" refer to the soft alloy aluminum extrusion market and not to the hard alloy aluminum extrusion market; and references to "United States and Canada" refer to the United States market and the Canada market collectively and not individually, unless the context otherwise requires.

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

Significant purchasing power

        We believe we are the largest independent third-party buyer of aluminum billets, the raw material for the extrusion process, in the United States and Canada according to data compiled by the Aluminum Association, the Aluminum Extruders Council and management estimates. We purchased approximately 510 million pounds of aluminum billet in 2007, and we have a diversified supplier base of approximately 19 suppliers located in North America, South America and the Middle East, with no billet supplier representing more than 21% of our purchases in 2007. The cost of aluminum billet is based upon three components: the LME, the MWP and a "billet premium," which is a cost that is added to the base aluminum price and represents the charge from the smelter for converting aluminum ingot to billet. We are generally able to negotiate favorable supply agreements with smelters for billet premiums that represent a discount to prevailing market prices. We believe we are the largest buyer of paint used in aluminum extrusions in the United States and Canada, providing us with a competitive advantage over smaller extruders with lower requirements for paint.

Customer solutions and centralized sales force

        One of our business strategies is to focus on adding value for the customer rather than solely building shipment volume and supplying standard aluminum extrusions. We have a centralizedsales force, with sales personnel designated to serving the needs of specific customers rather thanto increasing production at any one of our manufacturing facilities. We believe that our solution-based approach and centralized sales force differentiates us from other large aluminum extrudersand has enhanced our customer relationships. For example, our largest customer, Utility Trailer Manufacturing Co., has multiple locations throughout the United States. We have been able toprovide a single point of contact for sales to facilitate ordering and fulfillment, to develop offshoresourcing solutions and to monitor routing of orders to the appropriate location. We believe that manyof our smaller competitors are unable to provide these capabilities, which we believe are importantto this customer.

Established and diversified customer base in a variety of end-user markets

        We have long-standing relationships with large companies in a variety of end-user markets, including Utility Trailer Manufacturing Co. in the transportation market; Jeld-wen, Inc. in the residential building and construction market; and Ryerson Tull, Inc. in the distribution channel. Our top ten customers in 2007 have been purchasing our products for an average of more than 20 years. We serve over 3,700 customers across the United States and Canada, including a broad spectrum of national, regional and local accounts. Our top 10 customers represented approximately 29% of our net sales in 2006, with our largest customer representing approximately 6% of our net sales in that year, and our top 10 customers represented approximately 29% of our net sales in 2007, with our largest customer representing approximately 7% of our net sales in that period. We serve a variety of customers in the United States and Canada, including customers in the transportation, residential and commercial building and construction, electrical and cable, consumer durables and machinery and equipment end-user markets. Our broad customer base diversifies our revenue stream and reduces our exposure to downturns in any of the specific end-user markets we serve.

Insulation from base aluminum price volatility

        Through various pricing mechanisms and hedging programs, we are generally able to insulate ourselves from increases in the price of base aluminum. Approximately 60% of our shipment volume is priced by a formula pricing mechanism based on the prior month's base aluminum price plus a conversion margin for our services. We use hedge instruments to mitigate our exposure to changes in the base aluminum price for the time period between our purchase of aluminum billet and when we process it for a customer order. For approximately 25% of our shipment volume, we enter into fixed price contracts and specifically hedge our base aluminum price risk under those contracts. The remaining 15% of our shipment volume is through tolling arrangements or is based on spot prices, which we review monthly and adjust for changes in the base aluminum price periodically. Our ability to pass through the cost of base aluminum enables us to maintain our gross margins even when base aluminum prices increase. In addition, our in-house billet casting capabilities, which supply approximately 28% of our needs, enable us to recycle and reuse our production scrap in our extrusion business. We are able to achieve cost savings of approximately 20% by using aluminum billet produced from scrap from our extrusion business when compared to the billet premium that we would be charged by aluminum smelters.

Extensive manufacturing network

        We maintain a network of 13 coordinated manufacturing facilities in the United States and Canada. Our geographic reach places us in close proximity to many of our customers, better ensuring on-time delivery and reducing our freight costs. Our ability to deliver products throughout the United States and Canada through a single customer contact is a key differentiator for large, geographically-dispersed customers. Through our coordinated manufacturing facilities, our ability to shift production among our 13 facilities, subject to the constraints of freight costs and disparities in the production capabilities of our facilities, and our centralized customer service organization, we are able to cost effectively serve national customers as they expand and to substantially reduce utilization disparities among our facilities.

Effective outsourcing strategy

        Our volume of products imported from China has grown rapidly since 2000; in 2007 we imported approximately 5% of our volume from that country. We believe that the relationships we have developed in China and our experience in managing the supply chain positions us well to take advantage of the lower production cost structure in China. Using aluminum extruders from China such as AAG has enabled us to eliminate some of our more costly domestic operations while maintaining our shipment volume. In addition, our relationship with Chinese suppliers provides us incremental capacity to meet seasonal demands. Conversely, if demand for our products were to decline, we have the flexibility to limit the number of orders we outsource to China and fill more of our orders through our own manufacturing facilities because we typically maintain duplicate extrusion dies and have the manufacturing capabilities to produce most of the orders we import from China in our own facilities. We believe that we can use our supply model in other lower production cost countries and we are currently exploring various alternatives to supplement our existing Chinese sourcing strategy.

Experienced and committed management team

        The eight members of our senior management team have an average of approximately 14 years of extrusion industry experience both with Indalex and other leading global industrial organizations. Led by Timothy R.J. Stubbs, who has 16 years of aluminum extrusion industry experience, the senior management team has been successful at focusing on customers, rationalizing operations and improving employee productivity. Our entire management team owns common stock and stock options representing approximately 7% of Holdings on a fully-diluted basis.

Our Business Strategy

        We have identified several growth opportunities that we believe will allow us to continue to gain market share and increase net sales, cash flow and profitability.

Expand service offerings to existing customers

        We intend to further penetrate our existing customer base through sales of higher value-added products. For example, in the transportation end-user market, where we have historically experienced strong sales, we have been able to expand our service offerings by providing fabrication and finishing services to existing customers that had historically purchased existing mill finish, or extrusion only, products. Only 41% of our shipment volume in 2006 and 37% of our shipment volume in 2007 underwent painting, anodizing or fabrication. We believe there is an opportunity for us to increase this percentage, and we intend to pursue opportunities to provide additional value-added services to our customers. We believe our strong customer relationships will facilitate additional sales to our existing customers.

Continued emphasis on rationalizing operations and enhancing productivity

        We intend to continue to focus on efficiency and on increasing capacity utilization. From the beginning of 2000 to the end of 2007, we reduced the number of our facilities from 23 to 15, divested two non-core businesses and reduced overhead by approximately 350 employees, and through these reductions, together with the centralization of shared services, reduced our annual fixed costs, excluding depreciation, by approximately $10 million despite increases in insurance and benefits costs. During this same period, we increased our productivity per employee by approximately 50%, based on shipment volume per employee, and we increased our outsourced manufacturing as a percentage of shipment volume. In addition, on January 9, 2008, we announced that our Girard, Ohio facility will close by the end of the first quarter of 2008. We continue our review of future rationalization and overhead reduction programs, which may include closing higher cost facilities, combining facilities or expanding our outsourcing relationships into other countries with lower production costs. As a result of our efforts over the last few years, we believe that we are now better able to withstand an economic downturn.

Target incremental growth in select end-user segments and regions

        We intend to continue to pursue additional market share in targeted high growth segments of our end-user markets and in regions of the United States in which we do not have a significant presence.

We are currently focusing on the transportation end-user market, particularly the truck trailer manufacturing segment, and the commercial building and construction end-user markets, as well as on selling our products through distribution channels, because we believe these markets present a significant opportunity for growth. For example, from the beginning of 2002 to the end of 2007, our annual shipment volume to truck trailer manufacturers grew approximately 400%, from approximately 24 million pounds to approximately 115 million pounds. This segment is the second largest user of aluminum extrusion in the United States and Canada according to data compiled by the Aluminum Association. In the residential and commercial building and construction end-user markets, we enhanced our paint capabilities by adding a powder paint line, which is more durable than wet paint and will permit our door and window customers to offer their customers longer product warranties at a lower price. We are also targeting incremental growth in regions of the country in which we do not have a significant presence, such as the Southwestern United States. We intend to pursue growth opportunities by selectively acquiring existing facilities, constructing new facilities or partnering with others to develop new operations.

Cultivate smaller OEM customers

        We believe that substantial opportunities exist to increase sales to our smaller original equipment manufacturer, or "OEM," accounts, which only accounted for approximately 11% of our net sales in 2007, and are focused in particular on the consumer durables and machinery and equipment end-user markets. The smaller OEMs are primarily served by local owner-operated extrusion facilities or by independent distributors. These customers are typically more concerned with quality and on-time delivery, and tend to be less price-sensitive, and as a result, the profit margin on sales to these smaller customers tends to be greater than that for our larger customers. In 2004, we created a designated sales group focused on smaller OEM customers, which is targeting these customers for customized extrusion and value-added services in an effort to add incremental, high margin business. This program added approximately 400 new accounts in 2007, and these new accounts represented additional shipment volume of approximately 5.9 million pounds in that year.

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

Focus on cash flow management and debt reduction

        In the past, we have successfully pursued organic and external growth opportunities and increased profitability while maintaining working capital and capital expenditure discipline. We are focused on generating cash and on pursuing opportunities to reduce the amount of working capital necessary to operate our business. We have historically used cash on hand to pay for our assets, and we expect to make greater use of leasing arrangements to manage the timing and amount of our cash outflows on our capital spending in the future.

Corporate History

        The Indalex group of companies was first formed when Caradon plc, a U.K.-based conglomerate with an existing aluminum extrusion business, purchased Easco Inc., an Ohio-based aluminum products manufacturer, in September 1999. The acquisition of Easco Inc. gave Caradon a total of 15 extrusion facilities and three casting facilities in the United States. In May 2000, Caradon acquired the California aluminum extrusion businesses of Columbia Ventures Corporation, which provided Caradon with three extrusion facilities in California and one additional cast house. Caradon was renamed Novar plc in November 2000. In March, 2005, Honeywell International Inc. acquired Novar plc (the "Honeywell Acquisition") and announced its intention to sell the aluminum extrusion business. On February 2, 2006, Indalex, a wholly-owned direct subsidiary of Holdings, an entity controlled by affiliates of Sun Capital Partners, Inc., acquired all of the outstanding capital stock of Indalex Inc. and Indalex Limited from Honeywell International Inc. (the "Holdings Acquisition")

Industry Overview

        An alloy is a material made up of two or more metals. Aluminum alloy used for extrusion contains aluminum and small amounts of other elements which are added to enhance the natural properties of aluminum with certain specific characteristics. The different types of aluminum alloy are characterized using a four-digit system. Aluminum alloy in the 1,000 series, which has no other elements, aluminum alloy in the 3,000 series, which is typically alloyed with manganese, and aluminum alloy in the 6,000 series, which is typically alloyed with magnesium and silicon, are referred to as "soft alloy." Soft alloy is heat treatable and has a good strength to weight ratio and corrosion resistance. Aluminum alloy in the 2,000 and 7,000 series, which is typically alloyed with copper and zinc, respectively, is referred to as "hard alloy." Hard alloy is heat treatable and has very high strength characteristics. Hard alloy aluminum extrusions are commonly used in the aerospace industry. All of our extrusions are soft alloy extrusions and all references in this report to aluminum extrusions are to soft alloy aluminum extrusions only.

        Unless otherwise indicated, information contained in this report concerning the aluminum extrusion industry and its end-user markets and segments and our market position within them are based on management estimates. These estimates are derived from publicly available information released by third-party sources, as well as data from our own internal research and assumptions we have made based on that data and our knowledge of the aluminum extrusion industry and its end-user markets and segments, which we believe to be reasonable. References to the "Aluminum Association" are to The Aluminum Association, an industry trade association for producers of primary aluminum, recyclers and producers of rolling, casting and extrusion products, as well as suppliers, and references to data compiled by the Aluminum Association are to data included in the "Aluminum Statistical Review for 2006" report dated August 2007 and other data compiled by the Aluminum Association. Our internal research and other sources have not been verified by any independent source, and we and the initial purchasers have not independently verified any third-party information and cannot assure you of its accuracy or completeness. In addition, while we believe the market position information included herein is generally reliable, such information is inherently imprecise. Estimates of historical growth rates in the markets in which we operate are not necessarily indicative of future growth rates in those markets. While we are not aware of any misstatements regarding the industry or similar data presented herein, such data involve risks and uncertainties and are subject to change based on various factors, including those discussed under the "Item 1A. Risk Factors".

        China and the United States and Canada are the second and third largest markets in the global aluminum extrusion industry, accounting for an estimated 48% of the global market. Approximately 3.7 billion pounds of aluminum extrusions were produced in the United States and Canada in 2007. There is no reliable industry data for the Chinese market, but we believe that approximately 5 billion pounds of aluminum extrusions were produced in that market in 2007, and that it has experienced a faster growth rate than the U.S. and Canadian market in recent years.

        Despite recent consolidation, the U.S. and Canadian market remains fragmented, with approximately four to six large aluminum extruders shipping over 200 million pounds per year and an estimated 120 to 150 small to mid-sized regional aluminum extruders shipping lesser amounts. Given the cost of freight, small to mid-sized competitors generally compete for smaller volume orders with customers within their geographic reach. They do not benefit from scale advantages, and generally have a higher cost structure than larger competitors.

        We estimate the demand for aluminum extrusions in the United States and Canada fell by approximately 16% in 2007, measured by shipment volume. We believe that this reduction was caused by general weakness in the economy, including the recent slowdown in residential construction activity.

        In 2007, approximately 10% of the total aluminum extrusions, measured by shipment volume, sold in the United States and Canada were imported from China. While we expect this percentage to grow over the long term, we believe there are several constraints that will limit the penetration of Chinese imports to the United States and Canada. First, savings in labor and manufacturing costs must offset significant incremental freight and duty costs. Second, outsourcing to China is less cost effective in the production of low volume, customized extrusions. Third, certain types of aluminum extrusions do not fit easily or at all into standard shipping containers, making it impractical to import them to the United States and Canada. In addition, as the Chinese yuan has increased in value relative to the U.S. dollar, prices for goods imported from China have increased. While we believe that China will continue to be an opportunity to outsource certain of our products, we believe these constraints will limit the threat of losing U.S. customers to Chinese extruders.

Processes

        We offer a broad range of services, including aluminum extrusion, fabrication, painting and anodizing. In 2007, approximately 94% of our products were customized, made-to-order aluminum extrusions for use in a wide array of end-user markets.

        The figure below illustrates the aluminum extrusion process. Our operations are represented by the area surrounded by a dashed line.

        Aluminum extrusion.    Aluminum extrusion is the process of shaping aluminum into products or component parts by heating it and forcing it to flow through a shaped die at the end of an extrusion press. In the aluminum extrusion process, an aluminum billet is first heated to approximately 900 degrees Fahrenheit, placed into an extrusion press, and then forced, or extruded, through a uniquely shaped die to produce a piece of metal in the shape of the die. Most of the extrusions we produce for our customers have their own steel die designed according to their specifications. We currently have approximately 45,000 dies for our customers. Extrusions are then straightened by stretching and cut to the required lengths which range from a few inches to more than 50 feet. Most extrusions are hardened by aging in large ovens for approximately six to 12 hours where they are re-heated to a temperature of approximately 400 degrees Fahrenheit. These extrusions are then packaged and shipped, or receive one or more of the other services we provide, such as fabrication, painting or anodizing as specified by the customer. Typically, approximately 75% of the results of the aluminum extrusion process are salable products, and the remaining 25% are aluminum scrap, which we either recast into aluminum billet in one of our two casting facilities or sell on the open market to metal dealers.

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

        We refer to both custom and standard aluminum extrusions that have not received any of our value-added services as "mill finish" extrusions. Mill finish extrusions represented approximately 59% of our shipment volume in 2006 and 63% of our shipment volume in 2007. Approximately 41% of our shipment volume in 2006 and 37% of our shipment volume in 2007 underwent an additional fabrication, painting or anodizing process.

        Fabricated components.    Once the aluminum billet has been shaped through the extrusion process, it is often fabricated to make the raw metal suitable for the end user. We use a variety of fabrication processes, including cutting, punching, notching, bending, drilling, tight tolerance cutting, computerized numerical control, machining and manual and robotic welding and assembly to serve a customized need or fit a certain use. We have the fabrication knowledge and facilities to transform extruded aluminum into precisely engineered components. Examples of fabricated products include a simple cut-to-length extrusion notched and punched for use as a door frame, a step assembly for a truck cab, a curved and fully formed trim cap for use on an office partition and components used in heat sinks for use in key electronics. Our fabrication capabilities range from assistance with concept design to the delivery of a finished, ready-to-assemble part. We believe our fabrication operations are attractive to customers interested in outsourcing certain manufacturing in order to better control operating costs, manage inventory or accommodate growth. Approximately 11% of our shipment volume in 2006 and 12% of our volume in 2007 underwent a fabrication process.

        Our mill finish extrusions and fabricated components can then be either painted or anodized.

        Paint services.    We believe we are the leading painter of extruded aluminum in the United States and Canada according to Aluminum Extruders Council data and management estimates. We have five wet paint lines and one powder coat line in our facilities in the United States and Canada. The majority of our paint lines have multiple paint booths, providing quick throughput for multi-coat applications such as Kynar®, a high value-added wet paint used in commercial building and construction applications. We have the ability to supply small batches of custom color or high volume runs on standard colors, using a wide variety of types of liquid paint from acrylic to polyester to fluoropolymer finishers. Wet paint's primary advantage is its ability to be custom made to meet the specific color and durability requirements of specific projects. Approximately 28% of our shipment volume in 2006 and 24% of our volume in 2007 was painted in one of our painting facilities.

        We have installed in our Gainesville, Georgia facility, what we believe to be one of the first vertical powder coat paint lines in the United States. Powder paint is more durable than wet paint and will permit our door and window customers to offer longer warranties. In powder coating, a powdered paint is sprayed and bonded electrostatically. We have a purchase agreement with one of the leading global paint and coating manufacturers to supply us with powder paint. We are jointly developing and co-branding a specially formulated high-performance powder that requires only one coat compared to up to four coats for wet paints. Pursuant to the terms of our agreement, the supplier has co-invested in the powder paint line and their investment will be repaid by the end of 2008.

        Anodizing services.    Anodizing is an electro-chemical process that converts aluminum surface into aluminum oxide, a ceramic-like material. We offer a range of anodizing capabilities, including basic etching, architectural anodizing and Bright Dip, a type of anodizing which provides a polished, mirrored finish in a variety of colors. We have three anodizing facilities in the United States and Canada, each with a range of capabilities. Approximately 7% of our shipment volume in 2006 and in 2007 underwent an anodizing process.

End Users

        Our aluminum extrusions are sold to a wide array of end-users that use aluminum products in the transportation, residential and commercial building and construction, electric and cable, consumer durables and machinery and equipment industries.

End-user markets Served	Primary customers	Principal products
Transportation (non-automotive)	Manufacturers of vehicles and their suppliers	Components used in truck trailers, trucks and recreational vehicles
Residential building and construction	Manufacturers, assemblers and contractors	Components used in windows, doors, sunrooms and skylights
Distribution channel	Distributors of aluminum extrusions	Products sold in other end-user markets through distributors
Electric and cable	Electrical equipment manufacturers and utilities	Components used in heat sinks, cable sheathing, electrical fixtures and conduit
Commercial building and construction	Manufacturers, assemblers and contractors	Components used in commercial windows, store fronts and railings
Consumer durables	Manufacturers and assemblers of finished goods	Components used in office furniture, refrigerators and boats
Machinery and equipment	Manufacturers of machinery and equipment	Components used in ladders, scaffolds and industrial equipment such as conveyors
Automotive	Automotive suppliers	Components used in passenger cars and light trucks

        Transportation (non-automotive).    We provide components for truck trailers, truck bodies, recreational vehicles, railcars, delivery vehicles, van conversions, emergency vehicles, military vehicles, livestock trailers and motor homes to manufacturers of vehicles and their suppliers. Our principal focus is on truck trailer and recreational vehicle manufacturing, and we provide products to most major trailer and recreational vehicle manufacturers in the United States and Canada. Aluminum extrusions sold to trailer and recreational vehicle manufacturers represented approximately 76% of our shipment volume within this end-user market in 2006 and 79% of our shipment volume within this end-user market in 2007. These customers have multiple production locations and typically require their suppliers to have manufacturing capabilities in close proximity to their location. We believe recent increases in steel and fuel prices have caused manufacturers to find ways to use aluminum as a cheaper and lighter substitute for steel. For example, by substituting aluminum for steel, trailer manufacturers can increase the fuel efficiency of their trailers as increased aluminum content reduces the weight of a trailer, which in turn reduces fuel costs. We believe that customers in the transportation and other end-user markets we serve will continue to find new ways to replace heavier, more expensive steel components with aluminum. Our products sold to the transportation end-user market accounted for approximately 31% of our shipment volume in 2006 and 32% of our shipment volume in 2007, and 28% and 29% of our net sales in 2006 and in 2007.

        We believe the recent increase in fuel prices may provide an additional incentive for our customers in the transportation end-user market to substitute aluminum for steel in certain applications, which would result in an increase in the demand for aluminum extrusions.

        Residential building and construction.    We provide components for new and replacement windows, storm door frames, storm shutters, railings, structural beams, patio enclosures, sunrooms, sky lights, tub enclosures, hurricane security shelters, boat docks and other products for manufacturers, assemblers and contractors in the residential building and construction market. Components used in doors and windows represented approximately 55% and 58% of our shipment volume within this end-user market in 2006 and in 2007. Residential construction represented the second largest end-user market for aluminum extrusions in 2006 according to data compiled by the Aluminum Association and management estimates. Our products sold to the residential building and construction end-user market accounted for approximately 28% of our shipment volume in 2006 and 27% of our shipment volume in 2007, and 30% and 28% of our net sales in 2006 and in 2007.

        Commercial building and construction.    We provide components for replacement windows, wall partitions, door frames, balcony railings, structural beams, skylights, curtain wall and store fronts to manufacturers, assemblers and contractors for use in the construction of commercial buildings. Similar to the residential building and construction end-user market, aluminum extrusion products for the commercial building and construction end-user market typically have higher than average margins. Our products sold to the commercial building and construction end-user market accounted for approximately 7% of our shipment volume in 2006 and 8% of our shipment volume in 2007, and 7% and 8% of our net sales in 2006 and in 2007.

        Electric and cable.    We provide components for heat sinks, cable sheathing, conduit, lighting fixtures and electrical fixtures to electrical equipment manufacturers and utilities. We have been selling branded aluminum conduit, which is the metal pipe used to enclose electrical wire in compliance with applicable fire code regulations, under the Indalex Rigid Aluminum Conduit private label, for approximately 25 years. Historically, aluminum conduit had not been price competitive with steel conduit, but recent rises in steel costs and an understanding of the benefits of aluminum have increased acceptance of aluminum conduit in commercial markets because it provides superior corrosion resistance and longer usable product life, and its material costs are up to approximately 20% to 50% less expensive than rigid steel. In addition, due to aluminum's lighter weight and ease of handling, the cost of installation labor is up to 35% less expensive than rigid steel. Cable sheathing is used as the protective cover for underground cable systems and has very little substitution risk because it is thin walled and flexible, which facilitates installation. The inherent advantages of aluminum, such as its weight to strength ratio and its corrosion resistance, are additional factors reducing aluminum's substitution risk in cable sheathing. Our products sold to the electrical and cable end-user market accounted for approximately 7% of our shipment volume in 2006 and in 2007, and 7% and 8% of our net sales in 2006 and in 2007.

        Consumer durables.    We typically provide components for office furniture and partitions, refrigerators, boats, healthcare equipment and sporting and athletic goods to manufacturers and assemblers of consumer goods. These customers are increasingly using aluminum to give their products a decorative appearance while improving resistance to corrosion and mechanical wear. The aluminum content in each of these products tends to be low, and customers are typically less concerned with price and more concerned with on-time delivery. We serve a majority of these customers through our Indalex Direct program, which focuses on customers that purchase low volumes of extrusions and place more emphasis on quality and on-time delivery than on price sensitivity. Our products sold to the consumer durables end-user market accounted for approximately 6% of our shipment volume in 2006 and in 2007, and 5% of our net sales in 2006 and in 2007.

        Machinery and equipment.    We provide components for ladders, scaffolds and industrial equipment such as conveyors to manufacturers of machinery and equipment. There is a significant amount of fabrication work required for these products, and, as a result, there is typically a long development process to design the extrusion to be used in manufacturing machinery and equipment. Our engineering team works with the customer to develop product design and specifications. Our products sold to the machinery and equipment end-user market accounted for approximately 5% of our shipment volume in 2006 and in 2007, and 5% of our net sales in 2006 and in 2007.

        Automotive.    We provide components to suppliers who produce component systems for automobile and light truck manufacturers. While the automotive market is not a primary focus for Indalex, we selectively pursue niche automotive applications where we can provide higher margin value-added services. Aluminum extrusions sold to automotive manufacturers and suppliers represented approximately 2% of our shipment volume in 2006 and in 2007, and 2% of our net sales in 2006 and in 2007.

        Distribution.    We also ship products through distributors, who in turn sell those products to end users. These products are both standard aluminum extrusions such as rod, bar, angles, channels and tubes and custom aluminum extrusions. The distributors of standard aluminum extrusions typically sell to small end users, who may buy as little as 50 pounds at a time, providing a valuable stock carrying service. The distributors of custom aluminum extrusions provide aggregating services such as short lead times, credit or, in some cases, value-added services such as painting or fabricating. Our products sold through distributors accounted for approximately 14% of our shipment volume in 2006 and 13% of our shipment volume in 2007, and 13% of our net sales in 2006 and 12% of our net sales in 2007.

Customers

        We serve over 3,700 customers, including a broad spectrum of national, regional and local accounts. Our largest customer represented approximately 6% of our net sales in 2006 and 7% of our net sales in 2007, and our top 10 customers represented 29% of our net sales in 2006 and 29% of our net sales in 2007.

        We focus our efforts on customer service and product innovation, which we believe have helped us to establish and maintain long-standing relationships across various end-user markets. We develop our relationships with customers by offering them a network of manufacturing facilities in the United States and Canada, developing customized products and solutions and focusing our sales efforts at the customer level. We have specific dies, paint colors and other custom features for the production of highly specialized products for many of our customers. We work with our customers to understand their needs, and we often retool our facilities to provide a customized set of solutions. Our top ten customers in 2007 have been purchasing our products for an average of more than 20 years. We sell standard aluminum extrusions through distributors for use in a wide variety of end-user markets.

        Due to the high volume of made-to-order business our stocking requirements to support order fulfillment are minimal. The customer's right to return relates to production defects or variances from specification that are to be reported within 30 days of shipment. Standard payment terms are also 30 days from shipment.

Raw Materials

Aluminum

        Our principal raw material is aluminum billet purchased on the open market or supplied by one of our two casting facilities, which use aluminum scrap and ingot to produce billet. Aluminum is a commodity and, as such, has a value based upon a variety of market driven factors. The price of aluminum ingot is primarily set by supply and demand on the London Metal Exchange, or the "LME." Like many exchange-traded commodities, the price is subject to periodic fluctuation in the short-term, often due to the actions of commodity market speculators. Aluminum billet and ingot represented $763.9 million or 66% of our cost of sales in 2006 and $709.7 million or 68% of our cost of sales in 2007. Aluminum scrap is generated in our extrusion operations and is used, together with purchases of aluminum ingot from third parties, in our casting facilities to manufacture aluminum billets.

        We have aluminum billet casting capability at two casting facilities. In 2006, we sold approximately 10%, or 19 million pounds, of our manufactured billet to third party customers, which represented approximately 1% of our net sales in 2006. In 2007, we sold less than 1%, or about 1 million pounds, of our manufactured billet to third party customers, which represented less than 1% of our net sales in 2007. The first step in the casting process is to melt primary aluminum ingot and aluminum scrap in a large furnace. Molten aluminum must be at least 10% to 15% aluminum ingot with approximately 80% to 90% aluminum scrap to meet the purity requirement for 6000 series soft alloy aluminum. The molten aluminum is either directly alloyed in the furnace or transferred to another furnace where the alloying materials are added. The aluminum is then cast into logs of varying diameters with lengths of up to 16 feet. These logs are heated and then cooled at a controlled rate to allow the cast aluminum to achieve the optimally distributed chemical composition for extrusion. Afterwards, the aluminum logs are either cut into shorter lengths called aluminum billets, the primary raw material for the production of aluminum extrusions, or transferred to our extrusion plant in log form for subsequent production of aluminum extrusions as well as to third party customers. Our in-house billet casting capabilities supplied us with approximately 21% of our aluminum billet needs in 2006 and 28% of our aluminum billet needs in 2007.

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

Electricity and Natural Gas

        We use electricity and natural gas to heat aluminum billets as part of the extrusion process. We also use electricity and natural gas at our casting facilities to produce aluminum billets. We purchase natural gas used for heating during the extrusion process from a third party using 36-month forward purchase contracts that we enter into on a monthly basis. We purchase a portion of our electricity requirements pursuant to long term contracts in the regions in which we operate. A number of our facilities are located in regions with regulated prices. We spent approximately $31.2 million on electricity and natural gas in 2006, which represented approximately 2.7% of our cost of sales for that year, and $29.1 million in 2007, which represented 2.8% of our cost of sales for that period.

Paint

        We purchase paint for use in our painting operation in four of our facilities. Paint is currently purchased in liquid or powder form and applied by spraying in large vertical paint booths. We spent approximately $12.8 million on paint in 2006, which represented approximately 1% of our cost of sales for that year, and approximately $11.9 million in 2007, which represented approximately 1% of our cost of sales for that period.

Principal Suppliers

        Our principal raw material, aluminum billet, is a global commodity and is widely available. There are a large number of global, large scale aluminum billet suppliers for the extrusion industry. We purchase our aluminum billet from approximately 19 different suppliers around the world, including suppliers in the United States, Canada, South America and the Middle East, including Bahrain. Approximately 80% of our aluminum billet that we purchased from third parties was purchased in the United States and Canada in 2007. We purchased approximately 20% of our aluminum billet requirements that we purchased from third parties from South America and the Middle East in 2007. We purchased 78% of our annual aluminum billet requirements from five suppliers in 2007. Our largest billet supplier is Alcoa Inc. which represented 21% of our aluminum billet supply in 2007. We purchased approximately 510 million pounds of aluminum billet from third parties in 2007, which permits us to maintain numerous strategic sourcing arrangements and capitalize on regional price and supply imbalances and source low cost aluminum billet without sacrificing quality. Furthermore, our internal casting capabilities, which provide low cost billet by converting production scrap generated through the extrusion process, provided 28% of our total aluminum billet supply in 2007. The casting facilities provide greater certainty of supply during periods of aluminum billet shortages.

        Our largest supplier of liquid paint, PPG Industries, provides us with the majority of our paint requirements. Our contract with PPG Industries expires in 2008. We purchase paint from five other suppliers, and since liquid paint is largely a commodity, we can shift our purchases among suppliers.

Asia Aluminum Group

        Prior to May 15, 2007, we owned a 25.01% ownership interest in Asia Aluminum Group Limited, or "AAG," by virtue of an investment decision by a prior owner. Our principal investment partner, Asia Aluminum Holdings Limited, or "AAH," was founded in 1992 and was a publicly traded company listed on the Main Board of The Stock Exchange of Hong Kong, until it was privatized in 2006.

        On May 15, 2007 we sold our investment in AAG to OK Spring Roll Limited Partnership, an investment vehicle in association with ORIX Corporation. We received $151.2 million in cash, net of transaction costs, plus an additional $2.0 million of special dividends. We used the proceeds from the sale of our investment in AAG in accordance with the terms of the indenture governing our 11 1/2% second priority senior secured notes ("The notes") to repurchase $71.9 million aggregate principal amount of the notes, and distributed $76.6 million to our stockholders.

        We have a non-exclusive long-term supply arrangement with AAG to import aluminum extrusions. Purchases under this agreement are done by purchase order. This non-exclusive supply agreement with AAG provides for arms-length pricing, which is based on the prevailing three month forward price quoted on the LME at the time our order is confirmed plus a processing fee based on the complexity of the extrusion products. The agreement does not require us to purchase any specified quantity and does not require AAG to supply any specified quantity. We used AAG for approximately 93% and 78% of our total import volume in 2006 and for 2007, respectively. Our orders represented approximately 5% of AAG's sales for its fiscal year ended June 30, 2007. See our combined financial statements and the related notes included elsewhere in this report.

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

  •
  Formula pricing. Formula pricing is based on: (1) the prior month simple average of aluminum ingot cost published on the LME, (2) the MWP, which is the published prior month simple average of cost of aluminum shipping and warehousing, and (3) a conversion margin for our services, which is the negotiated cost for mill finish extrusion and any value-added services we provide. The cost published on the LME plus the MWP is referred to as the "base aluminum" cost. In formula pricing, the base aluminum cost is passed on to our customers. We use hedge instruments to mitigate our exposure to changes in the base aluminum price for the time period between our purchase of aluminum billet and when we process it for a customer order. Formula based pricing is a common form of pricing in the aluminum extrusion industry and represents approximately 60% of our shipment volume.

  •
  Fixed price contracts. With a fixed price contract, the customer is charged a flat price for a specific time period, and there is a fixed price for the base aluminum. We use hedge instruments traded on the LME to specifically hedge our exposure under fixed price contracts. We also attempt to manage our exposure to changes in the MWP through the use of hedge instruments. Fixed price contracts represent approximately 25% of our shipment volume.

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

        Our sales force divisions are responsible for the three customer groups as follows:

  •
  The National Accounts division comprised twelve accounts and approximately 32% of our shipment volume in 2007. The division markets to large, consolidated, multi-location buyers that typically require their suppliers to have nationwide sourcing, production and delivery capabilities. These customers are serviced in multiple locations out of multiple facilities and are looking to set shared objectives and work with us as partners toward their goals. The primary goal of this division is to grow our business with these customers, by increasing account share, increasing sales of value-added services and increasing the use of outsourcing from China for some of their products.

  •
  The Regional Accounts division comprised approximately 1,700 accounts and approximately 59% of our shipment volume in 2007. The division focuses on medium to large customers that buy primarily based on plant location and relationships. This division solicits new accounts and also strives to grow account share with existing customers. A primary focus of the Regional Accounts division is to increase international business and develop incremental value-added solutions.

  •
  The Indalex Direct division comprised approximately 2,000 accounts and approximately 9% of our shipment volume in 2007. The division actively solicits new accounts that are smaller than the accounts served by the Regional Accounts division. A typical Indalex Direct customer purchases less than 200,000 pounds of extrusion annually and is generally less price sensitive than larger customers. These customers typically use aluminum for a small part of their end product and place more emphasis on on-time delivery. The Indalex Direct sales division generated approximately 400 new customers during 2007.

        To further develop our relationship with customers, we launched our Products Team in 2004. The Products Team is a group of field-based experts focusing on the fabrication, painting and anodizing businesses which report to each of the sales force groups.

Competition

        Our competitors in the United States and Canadian market include SAPA AB, Norsk Hydro ASA, Kaiser Aluminum Corporation and Tredegar Corporation. We also compete with approximately 120 to 150 small to mid-sized regional operators. The North American aluminum extruding industry is highly competitive, with pressure coming from international producers looking to grow their North American capabilities. Despite some recent consolidation, the aluminum extrusion industry remains fragmented, with a handful of major competitors and many smaller, regional and local operators. We have historically competed against fully integrated aluminum providers as well as other independent aluminum extruders.

        We compete on the basis of product quality, on-time delivery performance and price, with price representing a more important factor for our larger customers and for sales of standard aluminum extrusions. Smaller OEM customers tend to be more concerned with on-time delivery, whereas larger customers that order large volume shipments tend to be more price sensitive.

        In 2007, approximately 10% of the total aluminum extrusions sold in the United States and Canada were imported from China, up from less than 1% in 2000. While we expect this percentage to grow over the long term, we believe there are several constraints that will limit the penetration of Chinese imports to the United States and Canada. First, savings in labor and manufacturing costs must offset significant incremental freight and duty costs. Second, outsourcing to China is less cost effective in the production of low volume, customized extrusions. Third, certain types of aluminum extrusions do not fit easily or at all into standard shipping containers. While we believe that China will continue to be an opportunity to outsource certain products, we believe these constraints will limit the threat of losing U.S. customers to Chinese suppliers.

Employees

        As of December 31, 2007, we had approximately 2,700 employees, approximately 1,660, or 61%, of whom were covered under union contracts. Our facilities are covered by 12 union agreements, with no one agreement covering more than 10% of our overall work force. The contracts covering our Mississauga, Ontario; Calgary, Alberta; Vancouver, British Columbia; Niles, Ohio; and Burlington, North Carolina facilities were all successfully renegotiated during 2007. Three more contracts will expire in 2008, including expirations of our contracts covering our Connersville, Indiana plant which will expire on June 1, 2008; our North York, Ontario casting facility which will expire on November 30, 2008; and our Montreal, Quebec plant which will expire on December 21, 2008. We have historically maintained satisfactory relations with all of our unions. We have experienced four work stoppages in the last ten years, including a one week stoppage at our Mountaintop, Pennsylvania facility in 2006, and prior to that, a one-week work stoppage in Mississauga, Ontario in 2003. We are currently in negotiations with a union representing certain office employees at our Montreal, Quebec facility.

Backlog

        We have a backlog of orders, which during the summer months is typically equal to more than our average monthly shipment volume during that period. The backlog allows us to effectively plan our production shifts and to transfer business around our network of facilities. Our backlog is generally lower in the winter months but generally does not fall below 60% of our monthly shipments during that period. As of December 31, 2007, our backlog had a value of approximately $78 million, all of which is expected to ship during 2008. As of December 31, 2006, our backlog had a value of approximately $77.0 million.

Environmental Matters

        We are subject to extensive and evolving environmental laws, regulations and rules that have been enacted in response to technological advances and increased concern over environmental issues. These regulations are administered by the U.S. Environmental Protection Agency, or the "EPA," and other federal, state and local environmental, transportation and health and safety agencies. We believe that over time there will continue to be increased legislation, regulation and regulatory enforcement actions.

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

        We are responsible for the cleanup of a formerly owned property where a release of hazardous substances occurred. There is the possibility of a claim for natural resources damages at the site and it is likely that we will have an obligation to pay compensation for that damage if the claim is asserted. The amount of natural resource damages to be paid would be determined by a formula. Based on the application of that formula, we estimate the total liability ranges from $0.5 million to $1.9 million. We believe that the ultimate liability will be in the lower limits of the range. Also, an additional $0.1 million has been reserved to cover the costs of further groundwater monitoring at this site. We have recorded a reserve of $0.6 million for this site.

        Among the laws that may affect us are the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or "CERCLA," and analogous state laws that, in certain circumstances, may impose joint and several liability, without regard to fault, on persons who own or operate locations where there has been, or is threatened to be, a release of hazardous substances into the environment, as well as on persons who disposed of or arranged for the disposal of such substances at such locations. These persons may become liable for the costs of investigating and remediating contamination at these locations. There are often also substantial legal and administrative expenses incurred in dealing with remediation claims and activities. Hazardous substances have been detected at some of our current and former properties, as well as at sites to which we have sent wastes for disposal. As part of our environmental management program, we are currently involved in investigatory or remedial actions at certain of these properties. We have been identified as potentially responsible party under CERCLA with respect to approximately nineteen offsite locations to which we sent waste materials for disposal in the past. For those sites where we are judged likely to share responsibility for cleanup and other costs, we have reserved a total of $0.5 million.

        We have installed groundwater-monitoring wells in one of our California facilities, and we perform semi-annual monitoring of those wells. Results to date indicate that a few constituents of materials used in our processes are present in groundwater slightly above the selected screening criteria. However, this condition is very localized (within the boundaries of our property), and the source of those constituents has been eliminated. In conjunction with the Regional Water Quality Control Board, we have agreed to continue to monitor the groundwater. Based on the results to date, no remediation is indicated. We have established a reserve of $0.1 million within a range of costs of $30,000 to $350,000 for this site.

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

        We are a highly leveraged company, and our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness, including the notes. The aggregate amount of our outstanding indebtedness was $268.9 million as of December 31, 2007. Our substantial indebtedness, combined with our other financial obligations and contractual commitments could have other important consequences to holders of the notes. For example, it could:

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

        Although covenants under the credit agreement governing our revolving credit facility and the indenture governing the notes limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness, the terms of the credit agreement and the indenture permit us to incur significant additional indebtedness, including unused availability under our revolving credit facility, which could further exacerbate the risk that we may be unable to meet our debt service obligations. As of December 31, 2007, we had $52.3 million available for additional borrowing under our revolving credit facility (after giving effect to $67.5 million of borrowings and $9.2 million of outstanding undrawn letters of credit), all of which was first-priority secured, and therefore, effectively senior to the notes. In addition, neither the credit agreement nor the indenture prevent us from incurring obligations that do not constitute indebtedness as defined in those documents. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial indebtedness described above, including our possible inability to service our debt, would increase.

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

        Further, while Holdings and each of our domestic subsidiaries unconditionally guarantee the notes and the guarantees are secured on a second-priority basis by substantially all of the guarantors' assets, such guarantees and the related security interests could be rendered unenforceable for the reasons described below. In the event that such guarantees and security interests were rendered unenforceable, the holders of the notes would lose their direct claim against the entities holding substantially all of our operating assets.

        In addition, our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the notes. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. While the indenture governing the notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. For example, under the indenture governing the notes, Indalex Holding Corp.'s foreign subsidiaries are permitted to incur indebtedness in an aggregate amount not to exceed $15 million and the terms of such indebtedness may include, among other things, restrictions on their ability to make distributions to their parent entities and Indalex Holding Corp.'s foreign subsidiaries are permitted to incur purchase money indebtedness, subject to the limits described under "Description of the Notes," that limits their ability to transfer the assets being financed.

        In addition, Holdings also guarantees the notes. However, Holdings is also a holding company whose entire operating income and cash flow is derived from Indalex Holding Corp. and whose only material asset is the capital stock of Indalex Holding Corp. Therefore, you should not place undue reliance on Holdings' guarantee in evaluating whether to invest in the notes.

There may not be sufficient collateral to pay all or any of the notes.

        In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, the proceeds from any sale or liquidation of the collateral may be insufficient to pay our obligations under the notes, in full or at all, after first satisfying our obligations in full under the first-priority lien obligations and any other obligations secured by a first-priority lien on the collateral. Indebtedness under the U.S. portion of our revolving credit facility, guarantees by the guarantors of the notes of the indebtedness under the Canadian revolving credit sub-facility and obligations in respect of hedging obligations or certain cash management services are secured by (i) a first-priority lien on substantially all of the assets directly owned by Indalex Holding Corp. and each guarantor and (ii) a first-priority pledge of 100% of the capital stock of Indalex Holding Corp. and Indalex Holding Corp.'s domestic subsidiaries and of 65% of the capital stock of Indalex Holding Corp.'s foreign subsidiaries directly owned by Indalex Holding Corp. or any of its domestic subsidiaries. In addition, indebtedness under the Canadian revolving credit sub-facility is secured by substantially all of the assets of Indalex Holding Corp., each guarantor of the notes and certain foreign subsidiaries of Indalex Holding Corp. and by a first-priority pledge of 100% of the capital stock of Indalex Holding Corp., each guarantor of the notes and all foreign subsidiaries of Indalex Holding Corp. The notes are secured by a second-priority lien on the assets directly owned by Indalex Holding Corp. and each guarantor to the extent such assets secure the borrowings under our revolving credit facility and a second-priority pledge of 100% of Indalex Holding Corp.'s and its domestic subsidiaries' capital stock and 65% of the capital stock of our foreign subsidiaries directly owned by Indalex Holding Corp. or any domestic subsidiary (in each case, subject to certain limitations). In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us or any existing or future domestic subsidiary, the assets and capital stock that are pledged as shared collateral securing the first-priority lien obligations and the notes must be used first to pay the applicable first-priority lien obligations in full before making any payments on the notes.

        As of December 31, 2007, Indalex Holding Corp.'s senior indebtedness was $268.9 million, all of which was secured. Of the $268.9 million in secured indebtedness, $5.2 million were capital lease obligations, and $67.5 million were first-priority lien obligations and, therefore, effectively senior in right of payment to the notes. In addition, the credit agreement governing our revolving credit facility and the indenture governing the notes allow us to incur a significant amount of additional first-priority lien obligations, including the remaining availability of our revolving credit facility, and additional second-priority secured indebtedness in an amount that may be significant. Any additional indebtedness or obligations secured by a lien on the collateral securing the notes (whether senior to or equal with the second-priority lien of the notes) will adversely affect the relative position of the holders of the notes with respect to the collateral securing the notes.

        The assets owned by our foreign subsidiaries are not part of the initial collateral securing the notes but certain of such assets do, as of the closing date, secure the Canadian Borrower's borrowings under the Canadian revolving credit sub-facility. As of December 31, 2007, our foreign subsidiaries had $170.4 million of total assets and $110.0 million of total indebtedness and other liabilities, including trade payables. Our foreign subsidiaries are permitted to incur substantial indebtedness in compliance with the covenants under our revolving credit facility and the indenture governing the notes. Although the notes are secured by a second-priority pledge of 65% of the capital stock of Indalex Holding Corp.'s foreign subsidiaries directly owned by Indalex Holding Corp. or any of its domestic subsidiaries, in the event of a liquidation, bankruptcy or similar proceeding, the holders of notes would not receive any amounts with respect to the notes from the assets of such foreign subsidiary until after the payment in full of such foreign subsidiaries' creditors, including preferred stockholders, and the lenders under our revolving credit facility. With respect to those assets that are not part of the collateral securing the notes but which secure other obligations, the notes are effectively junior to these obligations to the extent of the value of such assets. There is no requirement that the holders of the first-priority lien obligations first look to these excluded assets before foreclosing, selling, or otherwise acting upon the collateral shared with the notes.

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

        Furthermore, the security documents generally allow us and our subsidiaries to remain in possession of, retain exclusive control over, to freely operate, and to collect, invest and dispose of any income from, the collateral securing the notes. In addition, to the extent we sell any assets that constitute collateral, the proceeds from such sale will be subject to the second-priority lien securing the notes only to the extent such proceeds would otherwise constitute "collateral" securing the notes under the security documents. To the extent the proceeds from any such sale of collateral do not constitute "collateral" under the security documents, the pool of assets securing the notes would be reduced and the notes would not be secured by such proceeds. In addition, if we sell any of our domestic assets which constitute collateral securing the notes and, with the proceeds from such sale, purchase assets which would not constitute collateral, the holders of the notes would not receive a security interest in such assets purchased.

The capital stock securing the notes will automatically be released from the second-priority lien and no longer be deemed to be collateral to the extent the pledge of such capital stock would require the filing with the SEC of separate financial statements for the Issuer or any of its subsidiaries.

        Rule 3-16 of Regulation S-X promulgated by the SEC requires financial statements of an entity to be provided if the capital stock or other securities of such entity constitute collateral for a class of registered securities and if the greatest of the par value, book value or market value of such capital stock or securities equals 20% or more of the principal amount of the secured class of securities. As a result, the indenture governing the notes and the security documents provide that, to the extent that separate financial statements of Indalex Holding Corp. or any of its subsidiaries would be required by the rules of the SEC (or any other governmental agency) due to the fact that Indalex Holding Corp.'s or such subsidiary's capital stock or other securities secure the notes, then such capital stock or other securities will automatically be deemed not to be part of the collateral securing the notes to the extent necessary to not be subject to such requirement. In such event, the security documents may be amended, without the consent of any holder of notes, to the extent necessary to release the second-priority liens on such capital stock or securities. The book value and market value of the capital stock of Indalex Inc. and the market value of the capital stock of Indalex Holding Corp. currently exceed 20% of the aggregate principal amount of the notes. As a result, the pledge of the capital stock and other securities of these entities with respect to the notes is limited such that the percentage of the capital stock of each such entity that is pledged has a value of less than 20% of the aggregate principal amount of the notes. As of December 31, 2007 the net book value of the capital stock securing the notes was $58.4 million and the book value of all other property and assets securing the notes was $231.6 million.

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

        Moreover, bankruptcy law permits the debtor to continue to retain and to use collateral, and the proceeds, products, rents or profits of the collateral, even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given "adequate protection." The meaning of the term "adequate protection" may vary according to circumstances, but it is intended in general to protect the value of the secured creditor's interest in the collateral and may include cash payments or the granting of additional security, if and at such time as the court in its discretion determines, for any diminution in the value of the collateral as a result of the stay of repossession or disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. In view of the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments under the notes could be delayed following commencement of a bankruptcy case, whether or when the collateral agent would repossess or dispose of the collateral, or whether or to what extent holders of the notes would be compensated for any delay in payment of loss of value of the collateral through the requirements of "adequate protection." Furthermore, in the event the bankruptcy court determines that the value of the collateral is not sufficient to repay all amounts due on the notes, the holders of the notes would have "undersecured claims" as to the difference. Federal bankruptcy laws do not permit the payment or accrual of interest, costs and attorneys' fees for "undersecured claims" during the debtors bankruptcy case.

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

        The guarantors include only Holdings and our existing and future domestic subsidiaries that incur indebtedness (subject to certain exceptions), and each of our foreign subsidiaries that enters into a guarantee of any of our senior indebtedness (other than indebtedness incurred by another foreign subsidiary). In addition, any subsidiary that we properly designate as an unrestricted subsidiary under the indenture governing the notes, will not provide guarantees of the notes. As of December 31, 2007, each of our domestic subsidiaries and none of our foreign subsidiaries guaranteed the notes.

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

        On a pro forma basis, after giving effect to the Honeywell Acquisition and the Transactions, the aggregate net sales and operating income of our non-guarantor subsidiaries were $450.6 million and $6.2 million for 2006 and net sales and operating loss of our non-guarantor subsidiaries were $449.7 million and $4.7 million, respectively, for 2007, and their total assets at December 31, 2007 was $170.4 million. As of December 31, 2007, our non-guarantor subsidiaries had $110.0 million of total indebtedness and other liabilities, including trade payables.

We may not be able to repurchase the notes upon any change of control as required by the indenture governing the notes, which would result in a default under the indenture governing the notes and would adversely affect our business and financial condition.

        Upon the occurrence of a "change of control", as defined in the indenture governing the notes, we will be required to make an offer to repurchase all outstanding notes at a price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest, and additional interest, if any, to the date of repurchase. We may not have sufficient funds available to make any required repurchases of the notes, and restrictions under our credit agreement governing our revolving credit facility may not allow that repurchase. If we fail to repurchase notes in that circumstance, we will be in default under the indenture governing the notes and, in turn, under our credit agreement.

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

        The notes are guaranteed by Holdings and, subject to limited exceptions, each of Indalex Holding Corp.'s existing and future domestic subsidiaries that incurs indebtedness, and each of our foreign subsidiaries that enters into a guarantee of any of our senior indebtedness (other than indebtedness incurred by another foreign subsidiary). As of December 31, 2007, each of our domestic subsidiaries and none of our foreign subsidiaries guaranteed the notes on a second-priority secured basis. The issuance of the guarantees and the related security interest by any guarantor may be subject to review under state and federal laws if a bankruptcy, liquidation or reorganization case or a lawsuit, including in circumstances in which bankruptcy is not involved, were commenced at some future date by, or on behalf of, the unpaid creditors of such guarantor. Under the federal bankruptcy laws and comparable provision of state fraudulent transfer laws, a court may void or otherwise decline to enforce a guarantor's guarantee or the related security interest, subordinate such guarantee to the guarantor's existing and future indebtedness or take other action detrimental to the noteholders. While the relevant laws may vary from state to state, a court might do so if it found, among other things, that when the guarantor entered into its guarantee and the related security agreements or, in some states, when payments became due under such guarantee, the guarantor received less than reasonably equivalent value or fair consideration and either:

  •
  the guarantor was insolvent, or rendered insolvent, by reason of such incurrence;

  •
  the guarantor was engaged in a business or transaction for which the guarantor's remaining assets constituted unreasonably small capital; or

  •
  the guarantor intended to incur, or believed or reasonably should have believed that the guarantor would incur debts beyond such guarantor's ability to pay such debts as they mature.

        The court might also void a guarantee or the related security interest of a guarantor without regard to any of the above factors, if the court found that the guarantor entered into its guarantee or the related security interest with actual intent to hinder, delay or defraud its creditors. In addition, any payment by a guarantor pursuant to its guarantee could be voided and required to be returned to such guarantor or to a fund for the benefit of such guarantor's creditors.

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

        To the extent a court voids any of the guarantees and the related security interest as fraudulent transfers or holds any of the guarantees or security agreements unenforceable for any other reason, holders of notes would cease to have any direct claim against the applicable guarantor. If a court were to take this action, the applicable guarantor's assets would be applied first to satisfy the applicable guarantor's liabilities before its remaining assets, if any, could be applied to the payment of the notes.

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

        For example, in 2001, the 22% decline in shipment volume in the United States and Canada aluminum extrusion market had a negative impact on our net sales, which dropped 21%, and on our plant operating earnings, which dropped by more than half, compared to 2000. A significant portion of our net sales in the transportation end-user market is to manufacturers of truck trailers, which experienced shipment volume declines of 48% in the U.S. in 2001 from 2000, which was greater than the overall industry volume decline during the same period. The downturn from 2000 to 2001 was the most significant single year downturn since 1975, when our industry experienced a decline of approximately 31% in shipment volume compared to the prior year. There have been a few less significant single year downturns since 1975, including 2007. In 2007, we believe that shipment volume in the United States and Canada extrusion market declined by approximately 16%. This decline had a negative impact on our net sales, which dropped 11%, and on our plant operating earnings, which dropped 55%, as compared to 2006. Declines in shipment volume can have a disproportionate impact on our results of operations due to the fixed operating cost requirements inherent in our operations.

        Demand for our products in the residential building and construction end-user market is driven by new residential construction and remodeling activity, which are impacted by demographic trends, interest rate levels, and overall economic conditions. In recent years, we have experienced strong demand in this end-user market due to strong new housing starts, the increasing size of new homes and increased remodeling and repair activity. However, after showing strong growth during recent years, that market slowed considerably during the second half of 2006, and our shipments to that market were down 19% in 2007 as compared to 2006. According to data published by the U.S. Census Bureau, housing starts in the United States were down 25% year over year in 2007 and were down 27% in the first two months of 2008. Remodeling activity has slowed, as well. We continue to believe that there is good long-term growth potential for the residential building and construction market, but we cannot be certain of when the current downturn in this market will end.

        In addition, during 2007, we believe that production of truck trailers declined by approximately 22%, although our shipments to that market declined by just 4%. We also believe that there is good long-term growth potential for the truck trailer market, but we cannot be certain of when the current downturn in this market will end.

        In the event of an economic downturn, we would also expect to experience a higher level of bad debts that usually accompany a downturn. Any decrease in demand within one or more of our end-user markets may be significant and may last for a lengthy period of time. We cannot provide any assurance that downturns in the economy will not adversely affect our profitability and as a result of the volatility in any of the end-user markets we serve, we may have difficulty increasing or maintaining our level of sales or profitability if we are not able to divert sales of our products to customers in other end-user markets when one or more of our end-user markets is experiencing a decline. In addition, we are not able to predict the timing, extent and duration of the economic cycles in any of the end-user markets in which we operate.

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

        We operate in a marketplace that is becoming more global, and the threat of lower cost imports is increasing. For example, imports of extrusions from China now represent approximately 10% of the United States and Canada aluminum extrusion market based on shipment volume, up from less than 1% in 2000. Chinese extrusions are typically good quality products that are priced lower than those manufactured in the United States and Canada. In the future, Chinese aluminum extruders may develop new ways of packaging and transporting aluminum extrusions that could mitigate the freight cost and other shipping limitations that we believe currently limit their ability to more fully penetrate the U.S. and Canadian aluminum extrusion market. If our customers in any of the end-user markets we serve shift their production outside the United States and Canada, then those customers would likely source aluminum extrusions overseas, and, as a result, our net sales and results of operations would be adversely affected.

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

        We have 13 manufacturing facilities and two casting facilities in the United States and Canada. An interruption in production or service capabilities at any of these facilities as a result of equipment failure or other reasons could result in our inability to produce our products, which would reduce our net sales and results from operations. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations, could result in damage to our reputation or permanent loss of customers that seek out alternative suppliers. Furthermore, because many of our customers are, to varying degrees, dependent on deliveries from our facilities, customers that have to reschedule their own production due to our missed deliveries could pursue financial claims against us.

        Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, adverse weather conditions or other events. We have experienced, and may experience in the future, periods of reduced production as a result of extrusion press failures, delays in aluminum billet deliveries, prolonged power outages, work stoppages or paint line fires. If any of these events occur in the future, they could have a material adverse effect on our business, financial condition or results from operations. While we maintain insurance policies covering, among other things, physical damage, business interruptions and product liability, these policies may not cover all of our losses and we could incur uninsured losses and liabilities arising from such events. We have six facilities which each contribute from 10% to 25% of our plant operating earnings from manufacturing, and loss of or reduction in production at any of these facilities would have a material adverse effect on our results of operations. These facilities are located in Burlington, North Carolina; Elkhart, Indiana; Connersville, Indiana; Mountaintop, Pennsylvania; Montreal, Quebec; and Mississauga, Ontario.

We rely on electricity and natural gas to produce our products, and rising costs or shortages of electric power and natural gas could adversely affect our results from operations and cash flows.

        As part of the extrusion process, aluminum billets are heated by electric and gas heaters which require a large and continuous supply of electricity and natural gas. In addition, our two cast houses, which provide us with approximately 28% of our aluminum billets, use significant amounts of natural gas during the billet production process. Interruptions of electricity supply can result in lengthy production shutdowns, increased costs associated with restarting production and waste of production in progress. In extreme cases, interruptions of electricity supply can also cause damage to or destruction of our equipment and facilities. We do not maintain back-up generators or other sources of secondary power supply at any of our facilities. Electricity and natural gas costs were approximately $31.2 million in 2006, and approximately $29.1 million for 2007. While we have hedging arrangements that insulate us in the short term from the recent increases in natural gas prices, if the recent increases in natural gas prices continue, our financial results and cash flow will be significantly impacted. We do not have electricity contracts at some of our facilities, we do not have a guaranteed supply and we have experienced rolling power outages in the past. In addition, increases in fuel oil costs have a corresponding increase on our freight costs. Shortages of electrical generating capacity in our facilities or increases in energy costs could have a significant impact on our results of operations.

Rising costs of aluminum and disruptions in our aluminum supply could adversely impact our financial results.

        The primary raw material in the manufacturing of aluminum extrusions is aluminum billets and ingot, which represented 66% of our cost of sales in 2006 and 68% of our costs of sales for 2007. We have entered into several long-term contracts with metal suppliers to purchase aluminum billet at the market price of base aluminum plus a negotiated billet premium. If our aluminum supply is disrupted, or if the cost of aluminum increases, our financial results could be adversely impacted. We cannot assure you that we will be able to renew these contracts when they expire, on terms that are favorable to us or at all.

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

        Recently, producers of base aluminum have incurred increased costs of production due to the rising price of energy and alumina, which have increased the price of base aluminum. Aluminum prices on the LME reached an eighteen-year high of $3,240 per metric ton as of May 11, 2006, and have been near that high in March of 2008. To the extent we are not able to pass the full cost of base aluminum to customers and we are not able to effectively hedge our exposure to offset the effects of higher base aluminum costs, the increasing price of primary aluminum could materially affect our financial results. As a result of our increased leverage, our hedge counterparties may cease to trade aluminum futures with us or may choose not to offer credit to us. An inability to hedge our base aluminum price risk would have a negative impact on our financial results. We are subject to Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Statement Activities," as amended, which requires us to record our hedge instruments at current market value, known as "mark to-market," in our financial statements. The rules require us to recognize all derivative instruments on the balance sheet at fair value, while the physical position which created the need for the derivative, is not marked to market value. Due to volatile market prices of base aluminum, this mark-to-market adjustment can result in a material positive or negative adjustment to our operating earnings.

        Any major disruption in the availability of aluminum may cause a shortage of aluminum billets and could adversely affect the billet premium we pay. For example, during 2004, a shortage of aluminum billets in the United States and Canada caused some of our competitors to have disruptions in supply which resulted in production outages, and we may face similar circumstances in the future. Furthermore, we purchased approximately 20% of our third party aluminum billet requirements from South America and the Middle East in 2007, and we intend to increase that percentage in the near future. Shipping billet from overseas suppliers increases transportation risk, and we may not be able to easily replace billet from our suppliers in South America or the Middle East with billet from other sources. Unexpected delays or losses in the delivery of foreign-sourced billet due to factors such as weather, work stoppages, theft, customs issues or war could cause one or more of our facilities to run out of billet. A shortage of aluminum billets or an increase in the billet premium could result in temporary or permanent facility shutdowns or higher costs that we may not be able to pass on to our customers, which would have a significant adverse impact on our financial results.

We have restructured our operations from time to time in the past, and expect to continue to do so from time to time in the future. The charges associated with these restructurings could materially and adversely affect our earnings and liquidity in future periods.

        We have closed, consolidated or idled seven plants since 1999. We have also worked to centralize our administrative and processing functions and have eliminated a significant number of administrative positions since 2000. As a result of these actions, we incurred restructuring charges of $0.5 million, $1.8 million, and $3.7 million in 2005, 2006, and 2007 respectively. We currently employ approximately 2,700 employees and currently operate 13 extrusion facilities and two secondary remelt facilities, and within those facilities, operate 34 extrusion presses, six paint lines and significant processing equipment. There is considerable variation in the age of our equipment and the productivity of our plants and presses. Some of our facilities also have overlapping customer bases and geographic coverage. As a result, we expect to continue to restructure our operations from time to time in an ongoing effort to make our operations more productive and more profitable. While restructurings are designed to improve our operating results over time, restructuring charges may be incurred before the benefits, if any, are realized. As a result, we may incur material restructuring costs that adversely impact our profitability and liquidity in future periods. We have not finalized our restructuring plans for 2008, but expect to incur restructuring charges in 2008 near the high end of the range of charges that we have incurred over the past five years. Future restructurings may not be successful, and future restructuring charges may have a material adverse impact on our earnings and liquidity.

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

        For example, we are currently conducting investigatory actions at our owned and operating facility in Watsonville, California and at a property that we formerly owned and operated as a manufacturing facility in Dayton, New Jersey. We have established a reserve in the amount of $1.2 million to cover the cost of cleaning up contamination at these and certain other current and former properties. We have also been identified as a potentially responsible party under CERCLA with respect to approximately nineteen offsite locations to which we sent waste materials for disposal in the past. We have established a reserve totaling $0.5 million to cover our anticipated liabilities at certain of these sites. The total cost of environmental assessment and remediation depends on a variety of regulatory, technical and factual issues, some of which cannot be anticipated. While we believe that our reserves are adequate to cover presently identified environmental liabilities, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites could result in additional costs. We cannot assure you that reserved amounts will be adequate to cover the ultimate costs of these liabilities or the costs of environmental liabilities that may arise or be identified in the future.

        Furthermore, future environmental regulations are expected to impose stricter compliance requirements on the aluminum industry. However, we cannot estimate the precise effect of future changes to laws and regulations, and compliance with future requirements may make it necessary, at costs which may be substantial and in excess of our estimates, to retrofit existing facilities with additional pollution-control equipment and to undertake new measures in connection with the storage, transportation and disposal of by-products and wastes. We are not a party to any judicial or administrative proceedings relating to environmental issues.

We have liabilities and expenses for pensions and other postretirement benefits and could be required to make unexpected contributions to our defined benefit plans as a result of adverse changes in interest rates and the capital markets, or if our assumptions relating to our employee workforce are inaccurate.

        We provide a number of qualified and non-qualified and registered defined benefit pension and other postretirement benefit arrangements to certain union, non-union and executive employees in the United States and Canada and we could be required to make unexpected contributions to these plans. Based on our valuation as of December 31, 2007, the qualified and non-qualified and registered defined benefit pension had an unfunded liability of approximately $10.3 million on a projected benefit obligation basis. In addition, our unfunded benefit obligation with respect to other postretirement benefit obligations, was approximately $4.2 million as of December 31, 2007. In 2007, we made cash payments of $5.7 million and in 2008, we expect to make cash payments of $4.3 million for these benefit obligations. Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate a number of significant assumptions including the rate used to discount our future estimated liability, the long-term rate of return on plan assets and several assumptions relating to our employee workforce, including salary increases, medical costs, retirement age and mortality. Our results of operations, liquidity or stockholders' equity in a particular period could be adversely affected because of additional required contributions to the pension and other postretirement benefit plans as a result of capital market returns that are less than their assumed long-term rate of return, by a decline in the interest rate used to discount our future estimated liability, increased funding requirements or other changes mandated by law or by changes in employee workforce assumptions. In addition, if we are required to make unexpected cash contributions to our pension plans in the future, we would be prevented from using such cash for other purposes, which may adversely affect our business.

We may be adversely impacted by work stoppages and other labor matters.

        As of December 31, 2007, we had approximately 2,700 employees, approximately 1,660, or 61%, of whom were covered under union contracts. Our facilities are covered by 12 union agreements, with no one agreement covering more than 10% of our overall work force. The contracts covering our Mississauga, Ontario; Calgary, Alberta; Vancouver, British Columbia; Niles, Ohio and Burlington, North Carolina facilities were all successfully renegotiated during 2007. Three more contracts will expire in 2008, including expirations of our contracts covering our Connersville, Indiana plant which will expire on June 1, 2008; our Montreal, Quebec facility which will expire on December 21, 2008 and our North York, Ontario casting facility which will expire on November 30, 2008. We are currently in negotiations with a union representing certain office employees at our Montreal, Quebec facility. We have historically maintained satisfactory relations with all of our unions. We may be unable to resolve any of these contract negotiations without work stoppages or significant increases in costs, which could have a material adverse effect on our financial condition, cash flows and operating results. We have experienced four work stoppages in the last ten years, including a one week stoppage at our Montaintop, Pennsylvania facility in 2006, and prior to that, a one-week work stoppage in Mississauga, Ontario in 2003. We cannot assure you that our relationships with our employees and their unions will be satisfactory or that we will not encounter further strikes, unionization efforts or other types of conflicts with labor unions or our employees. Further, existing union agreements may not prevent a strike or work stoppage at any of our facilities in the future.

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

        Affiliates of Sun Capital own 90.4% of our common stock and 100% of our voting common stock, and, as a result, control our business affairs and policies. Four of our directors are employed by affiliates of Sun Capital. Circumstances may occur in which the interests of affiliates of Sun Capital could be in conflict with the interests of the holders of the notes. In addition, affiliates of Sun Capital may pursue acquisitions, divestitures or other transactions that may, in their judgment, enhance their equity investment, even though such transactions might involve risks to holders of the notes. See "Certain Relationships and Related Transactions" and "Security Ownership and Certain Beneficial Owners."

AAG and our other China sources are subject to risks which could affect our ability to effectively outsource aluminum extrusions from them.

        Through our supply arrangement with AAG, we use AAG for approximately 78% of our total import volume, which amounted to approximately 4% of our shipment volume in 2007. AAG and our other China sources are subject to the risks of China's political, social and economic environment, and these risks could affect our ability to effectively outsource aluminum extrusions from AAG and our other China sources. The role of the Chinese government in the Chinese economy is significant, and its policies toward economic liberalization could change, resulting in greater restrictions on the ability of AAG and other China sources to do business with us. The Chinese government reduced its export subsidies during 2007, which make it more costly for us to outsource aluminum extrusions to China. Aluminum extrusions from AAG and our other China sources are also subject to shipping and other transportation delays and risks, and there may be production disruptions as a result of construction or other delays at AAG's new facility. If our China sources are unable to provide us with extrusions or if their shipments were to experience prolonged delays or suffer damages while in transit, we cannot assure you that we would be able to produce an equivalent shipment volume in our United States and Canada facilities. Our supply agreement with AAG does not require AAG to supply us with any specified quantity of extrusions. If the volume of extrusions AAG is willing to supply us were to decrease, we may not be able to enter into new supply arrangements with other suppliers in a timely manner to provide a sufficient volume of quality products at prices that are satisfactory to us.

Fluctuations in currency exchange rates may significantly impact our results of operations recorded in U.S. dollars and may materially adversely affect the comparability of our results between financial periods.

        We have operations in Canada. Approximately 14% of our net sales in 2007 were made in Canadian dollars. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The U.S. dollar to Canadian dollar exchange rate may vary from the time we invoice the shipment and the time we are paid, which could result in a realized currency loss in our results of operations if we have not hedged our exposure to currency fluctuations correctly. In addition, we may set prices for our Canadian business in U.S. dollars and if these prices are not adjusted for changes in the relative values of the currencies, we could experience reduced operating margins. The U.S. dollar value of our sales in Canada varies with currency exchange rate fluctuations between the U.S. dollar and the Canadian dollar. The results of the operations and the financial position of our Canadian subsidiaries are reported in Canadian dollars and then translated into U.S. dollars at the applicable exchange rates for inclusion in our combined financial statements. We report our results in U.S. dollars and our financial results are impacted by currency fluctuations between the U.S. dollar and the Canadian dollar. Changes in currency exchange rates could have an adverse effect on our reported results of operations. Upon consummation of the Transactions, we will have Canadian-dollar borrowings under our revolving credit facility. To the extent the U.S. dollar declines against the Canadian dollar, our interest expense for our Canadian dollar-denominated indebtedness will increase for financial reporting purposes.

We will incur substantial ongoing costs to comply with federal securities law requirements.

        In connection with the registration of our 11 1/2% second-priority senior secured notes, we became subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our management, systems and resources and cause us to incur substantial ongoing costs. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required. This may divert management's attention from other business concerns. Upon issuance of the notes, we began to incur substantial ongoing costs as a result of having to comply with the Exchange Act and the Sarbanes-Oxley Act. We currently estimate that we will incur approximately $1.0 million of costs in 2008 and approximately $0.5 million of costs in 2009 as a result of having to comply with the Sarbanes-Oxley Act. We currently estimate that we will incur approximately $0.5 million of costs annually as a result of having to comply with the Exchange Act.

We may pursue strategic acquisitions, which could have an adverse impact on our business.

        We may, from time to time, consider acquiring complementary companies or businesses. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

  •
  the diversion of our capital and our management's attention from other business issues and opportunities;

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

        These forward-looking statements are identified by the use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including those entitled "Summary," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this report include, but are not limited to:

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

        All forward-looking statements attributable to Indalex or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report under the heading "Risk Factors."

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

        We operate 34 extrusion presses, six electrostatic paint lines and three anodizing lines. The following table provides selected information regarding our principal facilities:

Location	Operations	Approximate square footage	Number of presses	Ownership interest
Burlington, North Carolina	extrusion	270,000	4	owned
Calgary, Alberta	extrusion/ anodizing	56,000	1	owned
City of Industry, California	extrusion/casting	184,000	3	owned
Connersville, Indiana	extrusion	109,000	1	owned
Elkhart, Indiana	extrusion	79,000	3	owned
Gainesville, Georgia	extrusion/painting	315,000	5	owned
Girard, Ohio	extrusion/painting	240,000	3	owned
Kokomo, Indiana	extrusion	234,000	2	leased
Modesto, California	extrusion/ anodizing	124,000	2	owned
Montreal, Quebec	extrusion/painting	240,000	3	owned
Mountaintop, Pennsylvania	extrusion/anodizing	291,000	3	owned
Mississauga, Ontario	extrusion/painting	342,000	4	owned
Niles, Ohio	extrusion	32,000	2	owned
Vancouver, British Columbia	extrusion/painting	90,000	1	owned
North York, Ontario	casting	56,000	—	owned

        The casting facilities in City of Industry, California, which are connected to the extrusion facility, and North York, Ontario convert aluminum scrap and aluminum ingot purchased from third parties into aluminum billet. In 2007, 28% of the aluminum billet we used in production was supplied through those two casting facilities. We resold approximately 1 million pounds, or less than 1%, of our manufactured aluminum billet to third parties in 2007, which represented less than 1% of our net sales in that year, and the primary purpose of the cast operations is for internal supply. The benefit of maintaining cast operations is that scrap generated through the manufacturing process can be converted to aluminum billet in a cost-effective manner and re-used in production.

        On January 9, 2008, we announced that we will close our Girard, Ohio extrusion facility by the end of March 2008. This closure results from our need to realign our production capacity with the needs of the market. Customers currently serviced from the Girard facility will be served by the Gainesville, Georgia; Mississauga, Ontario; or Montreal, Quebec facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of stockholders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        There is no public trading market for our common stock.

Stockholders

        There were approximately 23 owners of record of our common stock as of March 1, 2008.

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

Unregistered Sales of Equity Securities

        None.

Issuer Purchases of Equity Securities

        We did not repurchase any of our common stock during the fourth quarter of 2007.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected historical combined financial data for the periods ended and at the dates indicated below. We have derived the selected historical combined financial data as of December 31, 2003 and for the year ended December 31, 2003 from our audited combined financial statements and related notes. We have derived the summary historical combined financial data as of December 31, 2004, and December 31, 2005 and for the year ended December 31, 2004 and the periods from January 1, 2005 to March 31, 2005 and April 1, 2005 to December 31, 2005 from our audited financial statements and related notes. We have derived the summary historical financial data as of December 31, 2006 and December 31, 2007 and for the periods from January 1, 2006 to February 1, 2006; from February 2, 2006 to December 31, 2006; and for the year ended December 31, 2007 from our historical audited condensed consolidated financial statements included elsewhere in this report. In the opinion of management, such unaudited condensed combined financial data reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results for those periods. The combined results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any future period.

        The selected historical combined financial data should be read in conjunction with "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical combined financial statements and accompanying notes included elsewhere in this report.

	Predecessor 1			Predecessor 2
						Successor
			Fiscal Year Ended Dec. 31, 2005
					Fiscal Year Ended Dec. 31, 2006
							Fiscal Year Ended
	Fiscal Years Ended		Period from Jan. 1, 2005 to March 31, 2005
				Period from April 1, 2005 to Dec. 31, 2005	Period from Jan. 1, 2006 to Feb. 1, 2006	Period from Feb. 2, 2006 to Dec. 31, 2006
	Dec. 31, 2003	Dec. 31, 2004					Dec. 31, 2007
Statement of income data:
Net sales	$748,468	$932,696	$239,849	$781,521	$100,019	$1,142,842	$1,105,335
Costs and expenses:
Cost of sales(1)	684,043	854,386	221,542	727,799	95,127	1,058,677	1,048,860
Selling, general and administrative	47,450	52,619	15,593	35,933	5,548	54,966	51,929
Management fees to affiliates(2)	2,902	2,771	700	1,131	125	1,634	1,071
Amortization of intangibles	—	—	—	8,282	920	10,736	10,216
Other (income) expense	1,415	2,298	993	(825)	195	1,016	4,559
Restructuring charges(3)	2,897	6,086	694	(222)	—	1,772	3,664
Impairment of long-lived assets(4)	—	2,728	381	636	—	7,248	9,455
(Gain) loss on disposal of assets(5)	3,817	(675)	(274)	(146)	—	255	(42)
Mark-to-market on derivatives(6)	(4,167)	(3,638)	285	(1,200)	(3,619)	7,560	4,806

Total costs and expenses	738,357	916,575	239,914	771,388	98,296	1,143,864	1,134,518

Income (loss) from operations	10,111	16,121	(65)	10,133	1,723	(1,022)	(29,183)
Other income (expense):
Interest to affiliates—net(7)	(8,717)	(8,637)	(1,208)	(3,712)	—	—	—
External interest—net	58	50	—	(189)	(24)	(35,745)	(35,228)
Deferred financing costs	—	—	—	—	—	(2,220)	(2,280)
Interest income	—	—	—	—	—	—	465
Loss on redemption of notes(8)	—	—	—	—	—	—	(7,140)
Income from equity method investment in AAG(9)	7,869	14,807	1,557	9,380	643	11,841	8,937
Gain on sale of equity method investment in AAG(10)	—	—	—	—	—	—	51,246
Affiliated acquisition fees	—	—	—	—	—	(5,475)	—
Dividend income from affiliates(11)	12,728	15,102	9,077	—	—	—	—

Income (loss) before income taxes	22,049	37,443	9,361	15,612	2,342	(32,621)	(13,183)
Income tax (benefit) provision	(2,295)	(5,808)	9	1,912	703	(8,723)	(6,207)

Income from continuing operations	24,344	43,251	9,352	13,700	1,639	(23,898)	(6,976)
Discontinued operations(12)	2,540	1,126	(50)	—	—	—	—

Net income (loss)	$26,884	$44,377	$9,302	$13,700	$1,639	$(23,898)	$(6,976)

	Predecessor 1			Predecessor 2
						Successor
			Fiscal Year Ended Dec. 31, 2005
					Fiscal Year Ended Dec. 31, 2006
	Fiscal Years Ended		Period from Jan. 1, 2005 to March 31, 2005
				Period from April 1, 2005 to Dec. 31, 2005	Period from Jan. 1, 2006 to Feb. 1, 2006	Period from Feb. 2, 2006 to Dec. 31, 2006
	Dec. 31, 2003	Dec. 31, 2004					Fiscal Year Ended Dec. 31, 2007
Balance sheet data (at end of period):
Cash and cash equivalents	$18,550	$23,522	$17,775	$9,366	$1,192	$11,157	$7,919
Working capital(13)	74,483	110,982	124,326	96,623	90,168	20,880	(13,271)
Total assets	885,910	895,278	658,903	618,392	622,453	597,683	439,418
Total debt	276,981	147,725	6,000	3,869	3,766	328,591	268,863
Total stockholders' equity	439,123	561,852	431,501	423,106	412,764	89,398	8,835
Other financial and operating data:
Capital expenditures	21,480	33,275	8,770	20,228	3,006	21,277	36,815
Cash flows provided by (used in) operating activities	35,327	47,363	(31,198)	58,032	3,346	31,288	21,059
Cash flows provided by (used in) investing activities	(20,684)	873	(8,032)	(18,189)	(3,006)	(434,476)	114,647
Cash flows provided by (used in) financing activities	2,821	(37,028)	30,596	(46,480)	(8,487)	414,151	(142,814)
Cash dividends received from AAG(14)	3,152	—	4,602	—	—	4,891	5,895
Ratio of earnings to fixed charges(15)	2.60x	3.07x	8.06x	2.11x	9.13x	0.00x	0.58x
Pounds shipped	532,000	617,088	154,698	470,887	52,456	603,151	560,124

(1)
The last-in, first-out ("LIFO") method was used for purposes of determining the cost of certain aluminum extrusion inventories, which approximated 66%, 48%, 63%, 59%, 53% and 59% of total inventory at December 31, 2003 and 2004, March 31, 2005, December 31, 2005, December 31, 2006, and December 31, 2007, respectively.

(2)
Represents the amount of shared corporate services allocated to us by Novar plc and Honeywell and management fees payable to Sun Capital, as applicable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—The Transactions—Stand Alone Company."

(3)
Represents restructuring charges: (i) for 2003, severance and lease termination costs related to two overhead reduction programs implemented in 2003; (ii) for 2004, severance costs related to the 2003 overhead reduction program, severance costs related to an overhead reduction program implemented in 2004, and additional costs relating to the September 2004 closure of our Berlin, Connecticut facility, consisting primarily of severance costs; (iii) for the period from January 1, 2005 to March 31, 2005, $525 in severance costs and $169 in additional costs relating to our July 2005 closure of our Fostoria, Ohio facility; (iv) for the period from April 1, 2005 to December 31, 2005, a reversal of $222 of the accrual for the Fostoria closure, as better information became available, enabling us to reduce the charge; (v) for the period from February 2, 2006 to December 31, 2006, a charge of $1,772 related to an overhead reduction program implemented in 2006; and (vi) for 2007, $2.1 million was related to the closure of our Watsonville, California facility; $1.1 million related to an overhead restructuring program initiated in September of 2006; $0.3 million of restructuring expense related to the closure of our Girard, Ohio facility; and $0.1 million related to a restructuring program initiated prior to 2006.

(4)
Represents non-cash impairment charges: (i) for 2004, a write-off of long-lived fixed assets associated with the closure of our Berlin, Connecticut facility and the sale of our Ahoskie, North Carolina facility; (ii) for the period from January 1, 2005 to March 31, 2005, relating to our July 2005 closure of our Fostoria, Ohio facility; (iii) for the period from April 1, 2005 to December 31, 2005, relating to our Ahoskie, North Carolina facility; (iv) for the period from February 2, 2006 to December 31, 2006, a write-down of our Winton, North Carolina plant resulting from the sale of that facility, a writedown of our Watsonville, California facility resulting from the coming closure of that facility, and a writedown related to the closure of one press at its Connersville, Indiana facility, and (v) for 2007, asset impairments of $3.9 million related to the closure of our Girard, Ohio facility; $2.6 million related to the idling of a paint line and a brite dip anodizing line at our Modesto, California facility; $2.0 million related to our Watsonville, California facility; $0.4 million related to the teardown of a building at our Connersville, Indiana facility; $0.2 million related to the scrapping of components of a surplus handling system at our Kokomo, Indiana facility; $0.2 million related to the idling of a small powder coat line at our Gainesville, Georgia facility; and $0.1 million related to the idling of the paint line at our Calgary, Alberta facility.

(5)
Represents non-cash gains and losses on disposals of fixed assets: (i) for 2003, a loss of $3,366 resulting from our donation of extrusion and casting property at our Dolton, Illinois facility to the village of Dolton and a loss of $451 resulting from the sale of an extrusion press; (ii) for 2004, a gain of $1,225 resulting from the exchange of our Niles cast house for an extrusion facility in Connersville, Indiana and a loss of $556 resulting from the sale of an extrusion press and (iii) for the periods from January 1, 2005 to March 31, 2005, April 1, 2005 to December 31, 2005; February 2, 2006 to December 31, 2006; and for 2007, gains and losses in the normal course of business.

(6)
Represents non-cash unrealized gains and losses on the mark-to-market of foreign currency contracts and aluminum hedges.

(7)
Represents interest on notes payable to affiliates arising from intercompany financing arrangements with Novar plc.

(8)
On June 21, 2007, we repurchased $71.9 million aggregate principal amount of the notes with proceeds from the sale of our investment in AAG. The notes were repurchased at a 5% premium plus accrued interest. As a result of the tender offer for the notes, we recorded a loss of $7.1 million, including a repurchase premium of $3.6 million, unamortized debt issue costs of $2.8 million, unamortized discount on notes of $0.7 million, and transaction costs of $32,000.

(9)
Consists of our approximately 25% investment in AAG, which was accounted for under the equity method.

(10)
In 2007, we sold our equity method investment in AAG, resulting in a $51.2 million gain.

(11)
Consists of dividends on non-voting preferred shares of other indirect wholly owned subsidiaries of Novar plc. These preferred shares were redeemed in connection with the Honeywell Acquisition.

(12)
For 2003 and 2004 and for the periods from January 1, 2005 to March 31, 2005 and April 1, 2005 to December 31, 2005, represents the operations of Brampton, which was sold in February 2004, and ITI, which was sold in July 2004.

(13)
Working capital means current assets minus current liabilities.

(14)
Represents cash dividends received from AAG. Under the stockholders agreement governing our former investment in AAG, AAG was required to distribute not less than 40% of its net realized profits to AAH and us. However, cash dividends declared in respect of a fiscal period are sometimes paid in a subsequent period. Due to this timing difference, dividends declared by AAG in respect of earnings for AAG's fiscal year ended June 30, 2004 were not paid until 2005 and dividends declared by AAG in respect of earnings for AAG's fiscal year ended June 30, 2005 were not paid until 2006. Cash dividends from AAG for 2004 are therefore reflected in our 2005 statement of cash flows. Cash dividends from AAG for 2005 are reflected in the 2006 statement of cash flows and cash dividends from AAG for 2006 are reflected in the 2007 statement of cash flows. The dividends presented here are also included in operating cash flows.

(15)
For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before provision for income taxes plus fixed charges. Fixed charges consist of interest expensed or capitalized and the portion of rental expense we believe is representative of the interest component of rental expense. Earnings before fixed charges were inadequate to cover fixed charges by $39,571 in the period from February 2, 2006 to December 31, 2006, and by $16,225 for the year ended December 31, 2007.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        The following discussion and analysis of our results of operations covers periods before the Transactions in most cases and, in some cases, before the Honeywell Acquisition on March 31, 2005. Accordingly, the discussion and analysis of these periods does not reflect the subsequent impact that the Honeywell Acquisition and the Transactions have had on our financial condition, results of operations and cash flows, including, in the case of the Transactions, our significantly increased debt levels and liquidity requirements. You should read the following discussion and analysis in conjunction with the information set forth under "Unaudited Pro Forma Condensed Combined Financial Data" set forth in Exhibit 99.1 to this annual report on Form 10-K and "Item 6. Selected Financial Data" and our combined financial statements and the notes to those statements included elsewhere in this report.

        The statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors." Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled "Item 1A. Risk Factors," "Unaudited Pro Forma Condensed Combined Financial Data," set forth in Exhibit 99.1 to this annual report on Form 10-K "Item 6. Selected Financial Data" and our combined financial statements and related notes thereto included elsewhere in this report. See "Forward-Looking Statements."

Overview

        We are the second largest aluminum extruder, and the largest independent aluminum extruder, in the United States and Canada, based on shipment volume data compiled by the Aluminum Association and management estimates. Our aluminum extrusion products are widely used throughout industrial, commercial and residential applications. Unlike a typical commodity metals business, extruded aluminum products are typically customized to meet end-user specific requirements and underlying commodity prices are passed on to the customer. As a result, we are largely insulated from aluminum price volatility. In addition to aluminum extrusion, we also offer a broad range of services, including fabrication, painting and anodizing. In 2007, approximately 94% of our products were customized, made-to-order aluminum extrusions for use in a wide array of end-user markets, including the transportation, residential building and construction, electric and cable, commercial building and construction, consumer durables and machinery and equipment end-user markets, as well as through distribution channels.

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

        On February 2, 2006, concurrently with the closing of the Holdings Acquisition, the following events occurred. We refer to these events, together with the Holdings Acquisition and the use of the financing proceeds, as the "Transactions":

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

        As a result of the Transactions, we substantially increased our debt levels in comparison to historical periods. As a result, our interest expense has increased significantly in the periods following the consummation of the Transactions. As of December 31, 2007, we had $268.9 million of outstanding indebtedness (excluding unused availability of $52.3 million under our revolving credit facility). For the fiscal year ended December 31, 2006, after giving pro forma effect to the Transactions, our pro forma interest expense would have been $38.8 million and for the fiscal year ended December 31, 2007, our interest expense was $35.2 million. See "Item 1A. Risk Factors—Our substantial amount of indebtedness following this offering may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness, including the notes."

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

        The historical combined financial statements included in this document include amounts specifically attributable to Indalex's operations and a portion of Novar plc's or Honeywell's, as applicable, shared corporate general and administrative expenses, consisting of certain risk management, tax, legal and treasury services. In addition, a portion of Novar plc's and Honeywell's, as applicable, shared corporate general and administrative expenses that were not specifically identifiable to Indalex's operations have been allocated to Indalex. Amounts allocated to Indalex are recorded in the income statements of Predecessor 1 and Predecessor 2 as "Management fees to affiliates." Subsequent to the Holdings Acquisition, "Management fees to affiliates" reflects the management fee paid to Sun Capital as described below. In connection with the Holdings Acquisition, substantially all of the legacy corporate functions of Honeywell that were employed with respect to Indalex's operations were retained by Honeywell. We now perform those services internally or through arrangements with third parties, and the costs are reflected in "Management fees to affiliates" and in additional "Selling, general and administrative expenses" in our income statements. The amounts allocated by Novar plc and Honeywell for 2005 was $1.1 million.

        We are now subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. As a result, we have begun to incur substantial additional one time and ongoing costs as a result of having to comply with the Exchange Act and the Sarbanes-Oxley Act. In addition, we pay Sun Capital Partners Management III, LP, an affiliate of our equity sponsor, a management fee equal to the greater of (a) $1 million and (b) 2% of our EBITDA (as defined in the management services agreement) for a given fiscal year. We will also reimburse Sun Capital Partners Management III, LP for all reasonable out-of-pocket fees and expenses it incurs in performing financial and management consulting services under the management services agreement. See "Certain Relationships and Related Transactions—Management Services Agreement."

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

AAG Investment

        Prior to May 15, 2007, we owned a 25.01% interest in Asia Aluminum Group, an aluminum extruder in China, as a result of an investment made in 2001. Under the equity method of accounting, we recorded income from the investment in AAG of $10.9 million, $12.5 million and $8.9 million in 2005, 2006 and 2007, respectively.

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

        On May 15, 2007 we sold our investment in AAG to OK Spring Roll Limited Partnership, an investment vehicle in association with ORIX Corporation. We received $151.2 million in cash, net of transaction costs, plus an additional $2.0 million of special dividends. We used the proceeds from the sale of our investment in AAG to repurchase $71.9 million aggregate principal amount of the notes in accordance with the terms of the indenture governing the notes, and distributed $76.6 million to our stockholders.

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

        Demand for our products in the transportation end-user market generally correlates positively with the overall economy. For example, during the economic downturn from 2000 to 2001, manufacturers of truck trailers experienced shipment volume declines of 48%, which caused a negative impact on our operating profitability. In the period of general economic recovery from 2001 to 2006, shipment volume to manufacturers of truck trailers grew by a compounded annual growth rate of 12%. However, we believe that volume declined by approximately 22% in 2007, as the overall economy slowed. Rising fuel costs have a positive impact on demand for aluminum extrusions in truck trailers, because it makes aluminum a desirable lightweight alternative to steel, although higher fuel costs tend to dampen demand in other transportation uses, such as recreational vehicles. Growth in imports from Asia has driven demand for truck trailers used to haul goods shipped from Asia from the coast to their destinations in manufacturing centers across the country. In other areas of the transportation end-user market, demographic trends can have an effect on the demand for our products. We expect the retirement of the aging "baby boom" generation to have a positive impact on demand for recreational vehicles.

        Demand for our products in the residential building and construction end-user market is driven by new residential construction and remodeling activity, which are impacted by demographic trends, interest rate levels and overall economic conditions. In recent years, we have experienced strong demand in this end-user market due to strong new housing starts, the increasing size of new homes and increased remodeling and repair activity. However, after showing strong growth during recent years, that market slowed considerably during the second half of 2006, and our shipments to that market were down 19% in 2007 as compared to 2006. According to data published by the U.S. Census Bureau, housing starts in the United States were down 25% year over year in 2007, and were down 27% in the first two months of 2008. Remodeling activity has slowed, as well. We continue to believe that there is good long-term growth potential for the residential building and construction market, but we cannot be certain of when the current downturn in this market will end.

Pricing and Margin

        The principal raw materials in the aluminum extrusion process are aluminum billets and ingot. Aluminum is a commodity and, as such, is valued based upon a variety of market driven factors The price of aluminum ingot is based on the base aluminum price, which consists of two components: the price quoted for primary aluminum ingot on the LME and the MWP. The price of aluminum billet is based upon the base aluminum price plus the "billet premium," which is a cost that is added to the base aluminum price and represents the charge from the smelter for converting aluminum ingot to billet. We manage the risk of base aluminum price increases through one of four pricing mechanisms and through several hedging programs. Our four pricing mechanisms and our estimate of the percentage of our shipment volume attributable to each are as follows:

  •
  Approximately 60% of our shipment volume is priced by a formula pricing mechanism based on the prior month's base aluminum price plus a conversion margin for our services. We use hedge instruments to mitigate our exposure to changes in the base aluminum price for the time period between our purchase of aluminum billet and when we process it for a customer order.

  •
  For approximately 25% of our shipment volume we enter into contracts for a specified period to provide customers with a fixed price for the aluminum. We use hedge instruments traded on the LME to specifically hedge our exposure under fixed price contracts.

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

        We charge our customers a "conversion price," which is based upon our costs to produce, including non-aluminum raw materials costs, the billet premium we pay, shipping costs and what we charge for our services. We change the conversion price periodically to reflect changes in competitive pricing or escalating costs, or to enhance our operating margin, which can have a positive impact on our profitability. Conversion price adjustments were relatively infrequent until 2004. Since that time, increasing raw material, freight and energy costs have resulted in more frequent conversion price changes. Some of our conversion price increases have not been well-received by our customers. For example, in 2004, we raised our conversion prices due to billet shortages, and in 2005, we selectively scaled back some conversion prices in response to customer feedback. During 2006, we were successful in implementing price increases.

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

Globalization

        Imports of extrusions from China currently represent approximately 10% of the United States and Canadian aluminum extrusion market, up from less than 1% in 2000. We believe Chinese suppliers have the ability to increase their market share in the U.S. and Canadian market by at least one percentage point per year. Increased direct participation in the U.S. and Canadian market by extruders in other countries would increase competition, which could adversely affect our operating results.

        Globalization of the aluminum extrusion industry also represents an opportunity for us to outsource high volume labor-intensive extrusions to lower-cost providers. We currently outsource approximately 5% of our annual shipment volume to aluminum extruders in China. Outsourcing to China has increased our shipment volume of lower-margin products and has increased our total operating profit.

Restructuring

        On January 5, 2007, the Company announced the closure of its aluminum extrusion facility located in Watsonville, California. The facility ceased operations in June 2007. As a result of the closure, the Company recorded expense of $2.1 million comprised of $1.3 million for severance and related costs resulting from the termination of 99 employees, and $0.8 million of lease obligations and other exit costs. In addition, we recorded $0.3 million of restructuring expense in 2007 related to the closure of our Girard, Ohio facility, which was announced in January of 2008.

        In September 2006, the Company initiated an overhead restructuring program. During the year ended December 31, 2007, the Company recorded expense of $1.1 million in severance and related costs resulting from the termination of 33 people related to that program. In addition, we recorded other restructuring expenses related to severance of $0.1 million during the year ended December 31, 2007.

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

        In October 2004, we closed our two-press Berlin, Connecticut extrusion operation after relocating one press to our Montreal, Quebec facility. Also in 2004, we relocated our U.S. credit and payables functions from Bannockburn, Illinois, to Girard, Ohio and significantly restructured our administrative management team resulting in large charges. In addition, we began the process of consolidating our customer service organization in order to reduce costs and enhance service by providing our customers with a "one-stop shop" for customer services related issues. We incurred cash restructuring charges of $6.1 million for the 2004 programs and carryover programs from prior years.

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

Results of Operations

        The following table sets forth the results of operations of Indalex for the periods from January 1, 2005 to March 31, 2005, from April 1, 2005 to December 31, 2005, from January 1, 2006 to February 1, 2006, from February 2, 2006 to December 31, 2006, and for the year ended December 31, 2007. The data for the period from January 1, 2005 to March 31, 2005 have been derived from the audited combined financial statements of Predecessor 1. The data for the periods from April 1, 2005 to December 31, 2005 and from January 1, 2006 to February 1, 2006 have been derived from the audited condensed combined financial statements for Predecessor 2. The data for the period from February 2, 2006 to December 31, 2006 and for the year ended December 31, 2007 have been derived from the audited condensed consolidated financial statements for Successor.

	Predecessor 1	Predecessor 2		Successor
			Fiscal Year Ended December 31, 2006
	Fiscal Year Ended December 31, 2005
				Period from February 2, 2006 to December 31, 2006		Pro Forma
		Period from April 1, 2005 to December 31, 2005	Period from January 1, 2006 to February 1, 2006		Fiscal Year Ended December 31, 2007
	Period from January 1, 2005 to March 31, 2005					Year Ended December 31, 2005 (1)	Year Ended December 31, 2006 (1)
Statement of income data:
Net sales	$239,849	$781,521	$100,019	$1,142,842	$1,105,335	$1,021,370	$1,242,861
Costs and expenses:
Cost of sales	221,542	727,799	95,127	1,058,677	1,048,860	945,507	1,146,041
Selling, general and administrative	15,593	35,933	5,548	54,966	51,929	51,725	60,794
Management fees to affiliates	700	1,131	125	1,634	1,071	1,255	1,734
Amortization of intangibles	—	8,282	920	10,736	10,216	11,570	11,700
Other (income) expense	993	(825)	195	1,016	4,559	1,237	468
Restructuring charges	694	(222)	—	1,772	3,664	—	1,772
Impairment of long-lived assets	381	636	—	7,248	9,455	—	7,248
(Gain) loss on disposal of assets	(274)	(146)	—	255	(42)	—	255
Mark-to-market on derivatives	285	(1,200)	(3,619)	7,560	4,806	(915)	3,941

Total costs and expenses	239,914	771,388	98,296	1,143,864	1,134,518	1,010,379	1,233,953

Income (loss) from operations	(65)	10,133	1,723	(1,022)	(29,183)	10,991	8,908
Other income (expense):
Interest to affiliates—net	(1,208)	(3,712)	—	—	—	—	—
External interest—net	—	(189)	(24)	(35,745)	(35,228)	(36,728)	(38,830)
Deferred financing costs	—	—	—	(2,220)	(2,280)	(2,424)	(2,422)
Interest income	—	—	—	—	465	—	—
Loss on redemption of notes	—	—	—	—	(7,140)	—	—
Income (loss) from equity method investment in AAG	1,557	9,380	643	11,841	8,937	10,937	12,484
Gain on sale of equity method investment in AAG	—	—	—	—	51,246	—	—
Affiliated acquisition fees	—	—	—	(5,475)	—	—	(5,475)
Dividend income from affiliates	9,077	—	—	—	—	—	—

Income (loss) before income taxes	9,361	15,612	2,342	(32,621)	(13,183)	(17,224)	(25,335)
Income tax (benefit) provision	9	1,912	703	(8,723)	(6,207)	(13,093)	(6,333)

Income (loss) from continuing operations	9,352	13,700	1,639	(23,898)	(6,976)	(4,131)	(19,002)
Discontinued operations	(50)	—	—	—	—	—	—

Net income (loss)	$9,302	$13,700	$1,639	($23,898)	($6,976)	($4,131)	($19,002)

Other operating data:
Pounds shipped	154,698	470,887	52,456	603,151	560,124	625,585	655,607

(1)
Please see "Exhibit 99.1—Unaudited Pro Forma Condensed Combined Financial Data" for more information.

Year ended December 31, 2007 Compared to Pro Forma Year ended December 31, 2006

        Net sales.    Net sales decreased by $137.6 million, or 11.1%, from $1,242.9 million in the pro forma year ended December 31, 2006 to $1,105.3 million in the year ended December 31, 2007. Shipment volume fell 14.6% as a result of weak market demand, particularly in the Residential Building and Construction, Transportation and Distribution end-user markets. Net sales were positively impacted by higher average base aluminum prices that are largely passed on to our customers. Base aluminum prices increased on average by 3.7% in the year ended December 31, 2007 as compared to the pro forma year ended December 31, 2006. The increase in the relative value of the Canadian dollar versus the U.S. dollar resulted in a $17.7 million increase in net sales.

        Cost of sales.    Cost of sales decreased by $97.1 million, or 8.5%, from $1,146.0 million in the pro forma year ended December 31, 2006 to $1,048.9 million in the year ended December 31, 2007, due primarily to lower volume, but partially offset by higher base metal costs, and higher unit labor, natural gas and electricity costs. Application of LIFO valuation to inventories resulted in a $2.3 million decrease in cost of sales. Depreciation decreased by $0.9 million, or 2.7%, in the year ended December 31, 2007, primarily due to the elimination of depreciation on our Winton and Watsonville facilities.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by $8.9 million, or 14.6%, from $60.8 million in the pro forma year ended December 31, 2006 to $51.9 million in the year ended December 31, 2007. The decline was due to lower employee incentive compensation, reduced overhead and bad debt expenses.

        Management fees to affiliates.    Management fees to affiliates decreased by $0.6 million, or 38.2%, from $1.7 million in the pro forma year ended December 31, 2006 to $1.1 million in the year ended December 31, 2007, because our EBITDA was lower. Management fees to affiliates reflects expenses of $1.0 million annually, or 2% of our EBITDA, whichever is greater, payable to an affiliate of Sun Capital Partners.

        Amortization of intangibles.    Amortization of intangibles decreased by $1.5 million, or 12.8%, from $11.7 million in the pro forma year ended December 31, 2006 to $10.2 million in the year ended December 31, 2007. The decrease was due to the use of the declining balance method for amortization. The amortization expense was incurred as a result of the application of purchase accounting in connection with the Honeywell acquisition and the Indalex Holdings acquisition, which resulted in an increase in the value of a trademark and our customer lists.

        Other (income) expense.    Other expense for the year ended December 31, 2007 was $4.6 million, which consisted primarily of foreign currency losses for certain of our Canadian assets and liabilities due to increases in the Canadian dollar versus the U.S. dollar.

        Other expense for the pro forma year ended December 31, 2006 was $0.5 million, which included expenses related to foreign currency losses of $0.4 million for certain of our Canadian assets and liabilities due to increases in the Canadian dollar versus the U.S. dollar and $0.1 million of other miscellaneous expenses.

        Restructuring charges.    In the year ended December 31, 2007, we recorded restructuring charges of $3.7 million, of which $2.2 million was related to the closure of our Watsonville, California facility and $1.1 million was related to an overhead restructuring program initiated in September of 2006, which resulted in the termination of 33 employees during the year ended December 31, 2007. We also recorded $0.3 million of restructuring expense related to the closure of our Girard, Ohio facility, which was announced on January 9, 2008. An additional $0.1 million was related to a restructuring program initiated prior to 2006.

        In the pro forma year ended December 31, 2006, we recorded restructuring charges of $1.8 million, which was related to an overhead restructuring program initiated in September of 2006.

        Impairment of long-lived assets.    In the year ended December 31, 2007, we recorded asset impairments of $3.9 million related to the closure of our Girard, Ohio facility; $2.6 million related to the idling of a paint line and a brite dip anodizing line at our Modesto, California facility; $2.0 million related to our Watsonville, California facility; $0.4 million related to the teardown of a building at our Connersville, Indiana facility; $0.2 million related to the scrapping of components of a surplus handling system at our Kokomo, Indiana facility; $0.2 million related to the idling of a small powder coat line at our Gainesville, Georgia facility; and $0.1 million related to the idling of the paint line at our Calgary, Alberta facility.

        In the pro forma year ended December 31, 2006, we recorded impairment charges of $3.4 million related to the closure of our Watsonville, California plant, $2.7 million related to the sale of our drawn tube facility in Winton, North Carolina, $0.5 million related to the writedown of a press in our Connersville, Indiana plant, and $0.4 million related to our closed Fostoria, Ohio plant.

        (Gain) loss on disposal of assets.    In the year ended December 31, 2007 and in the pro forma year ended December 31, 2006, we recorded gains and losses incurred in the ordinary course of business.

        Mark-to-market on derivatives.    In accordance with FAS 133, we recorded a loss on our forward aluminum hedging contracts of $3.6 million in the year ended December 31, 2007 due to lower market prices in relation to the price at which we established our hedges. In addition, we recorded a loss of $1.2 million related to interest rate swap contracts for the year ended December 31, 2007. In the pro forma year ended December 31, 2006, we recorded a loss on our derivatives of $3.9 million due to lower market prices in relation to the price at which we established our hedges.

        Income (loss) from operations.    Income from operations decreased by $38.1 million, from income of $8.9 million in the pro forma year ended December 31, 2006 to a loss of $29.2 million in the year ended December 31, 2007, primarily as a result of the decrease in sales, combined with the increase in other expenses, restructuring charges, and mark-to-market expenses, partially offset by lower selling, general and administrative expenses, and lower amortization expense.

        Interest expense.    Interest expense decreased by $3.6 million, from $38.8 million in the pro forma year ended December 31, 2006 to $35.2 million in the year ended December 31, 2007. The decrease was primarily caused by lower interest expense related to the 11 1/2% Notes, as a result of our repurchase of $71.9 million aggregate principal amount of the notes on June 21, 2007.

        Deferred financing costs.    Amortization expense for deferred financing costs of $2.3 million is included in deferred financing costs for the year ended December 31, 2007. In the pro forma year ended December 31, 2006, amortization expense for deferred financing costs was $2.4 million. The decline was a result of the company's repurchase of notes with an aggregate principal amount of $71.9 million in June of 2007, which resulted in the expense of $2.8 million of deferred financing costs which were being amortized over eight years during the year ended December 31, 2007. The expense was included in the statement of income as part of the loss on redemption of notes.

        Interest income.    In the Year ended December 31, 2007, we recorded interest income of $0.5 million.

        Loss on redemption of notes.    On June 21, 2007, we repurchased $71.9 million aggregate principal amount of the notes with proceeds from the sale of our investment in AAG. The notes were repurchased at a 5% premium plus accrued interest. As a result of the tender offer for the notes, we recorded a loss of $7.1 million, including a repurchase premium of $3.6 million, unamortized debt issue costs of $2.8 million, unamortized discount on notes of $0.7 million, and transaction costs of $32,000.

        Income from equity method investment in AAG.    Income from our equity investment in AAG decreased by $3.6 million, from $12.5 million in the pro forma year ended December 31, 2006 to $8.9 million in the year ended December 31, 2007. The decrease was due to the fact that we sold our investment in AAG in May of 2007.

        Gain on sale of equity method investment in AAG.    In the year ended December 31, 2007, we sold our equity method investment in AAG, resulting in a $51.2 million gain.

        Affiliated acquisition fees.    In the pro forma year ended December 31, 2006, we incurred affiliated acquisition expenses of $5.5 million related to the Transactions, payable to an affiliate of Sun Capital Partners.

        Income tax provision.    We recorded an income tax benefit of $6.2 million in the year ended December 31, 2007 compared to a tax benefit in the pro forma year ended December 31, 2006 of $6.3 million. The primary reason for the decrease in the income tax benefit was the FIN 48 position taken related to the sale of our equity method investment in AAG.

        In the year ended December 31, 2007 we eliminated a deferred tax liability of $7.3 million for book to tax differences related to certain inventory amounts. The liability existed at the time of the Indalex Holdings Finance, Inc. acquisition and was determined to no longer be necessary based on information recently provided by the seller. The liability was reversed against goodwill in the amount of $3.5 million, reducing goodwill to zero. The remaining liability of $3.7 million was reversed against intangible assets. There was no impact on the income tax provision for the period.

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

        Other (income)/expense.    Other expense for the pro forma year ended December 31, 2006 was $0.5 million, which included expenses related to foreign currency losses of $0.4 million for certain of our Canadian assets and liabilities due to increases in the Canadian dollar versus the U.S. dollar and $0.1 million of other miscellaneous expenses.

        Restructuring.    In the pro forma year ended December 31, 2006, we recorded restructuring charges of $1.8 million, which was related to an overhead restructuring program initiated in September of 2006.

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

        (Gain) loss on disposal of assets.    In the pro forma year ended December 31, 2006, we recorded losses incurred in the ordinary course of business.

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

        Interest expense.    Interest expense for the pro forma year ended December 31, 2006 was $38.8 million, including interest expense on the notes and the revolving credit facility.

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

Liquidity and Capital Resources

Cash Flows

        Cash flows from operating activities include cash dividends, if any, received from AAG. We were contractually entitled to receive dividends equal to our 25% share of at least 40% of AAG's annual net realized profits. There was no requirement as to when these dividends may be paid but we received the annual payment ranging from December to June. We recognized these dividends in our statements of cash flows in the period in which these dividends were received. These dividends represent a material portion of our annual cash flows from operations.

        Cash flows from operating activities are materially impacted by movements in base aluminum costs which represent a high percentage of both our costs and selling price which also impacts accounts receivable and inventory. Base aluminum costs have been very volatile over time and in 2007 averaged the highest level in at least thirty years. We pass through these costs to our customers so they have little impact on our margins but price movements in base aluminum have a material impact on our working capital. Each 1 cent per pound increase in base aluminum will have an approximate

$0.6 million impact on our accounts receivable. Inventory and accounts payable tend to offset each other.

        Operating activities.    Net cash from operations was $21.1 million in the year ended December 31, 2007, primarily as a result of lower accounts receivable and inventories, partially offset by lower accounts payable.

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

        In 2005, cash flow from operations was $58.0 million for the period from April 1, 2005 through December 31, 2005. Working capital fell during the period, primarily as a result of lower inventories and accounts receivable. Cash used in operations was $31.2 million for the period from January 1, 2005 to March 31, 2005. Working capital increases were driven by higher accounts receivable and inventories.

        Investing activities.    Net cash from investing activities was $114.6 million in the year ended December 31, 2007, primarily as a result of the sale of our equity method investment in AAG, which generated $151.2 million in cash, net of transaction costs. Capital expenditures for the year ended December 31, 2007 were $36.8 million.

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

        Financing activities.    Net cash used in financing activities was $142.8 million in the year ended December 31, 2007, consisting of a distribution to shareholders of $76.6 million and redemption of notes of $75.5 million, partially offset by revolver borrowings of $10.5 million.

        Net cash from financing activities for the period from February 2, 2006 to December 31, 2006 was $414.2 million, as a result of net proceeds from the issuance of the notes of $266.6 million, revolver borrowings of $55.7 million and capital contributions of $111.3 million during this period, partially offset by debt issuance costs of $16.8 million and a dividend of $1.5 million paid to our shareholders during this period.

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

Debt and Commitments

        We have significant debt service obligations. As of December 31, 2007, we had outstanding $268.9 million in aggregate indebtedness, with an additional $52.3 million of borrowing capacity available under our revolving credit facility, net of $9.2 million of outstanding letters of credit, which reduce availability. Our liquidity requirements are significant, primarily due to debt service requirements and the cyclicality of our business. Our total interest expense for the fiscal year ended December 31, 2007 was $35.2 million. Our total pro forma interest expense for the fiscal year ended December 31, 2005 and 2006 would have been $36.7 million and $38.8 million, respectively.

Revolving Credit Facility

        We entered into the revolving credit facility on February 2, 2006. The revolving credit facility provides for a first-priority secured five-year asset-based revolving credit facility in an aggregate principal amount of up to $200.0 million, all of which is available in the form of loans denominated in U.S. dollars to Indalex Holding Corp. and up to $80.0 million of which is available as a revolving credit sub-facility in the form of loans denominated in Canadian dollars and loans denominated in U.S. dollars to Indalex Limited or bankers' acceptances denominated in Canadian dollars, subject in each case to the borrowing base limitations described below. Up to an aggregate of $30.0 million will be available to Indalex Holding Corp., Indalex Limited and subsidiaries of Indalex Holding Corp., to the extent that Indalex Holding Corp. or Indalex Limited is a co-applicant, for the issuance of letters of credit. As of December 31, 2007, borrowings under the revolving credit facility bore interest at a weighted average rate of 7.25% per annum.

        We used the borrowings under the revolving credit facility, together with the proceeds of the cash equity contribution and the proceeds of the offering of the notes, to pay the purchase price of the Holdings Acquisition, to pay the fees and expenses in connection with the Transactions and for general corporate purposes, including working capital.

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

11 1/2% Second-Priority Senior Secured Notes due 2014

        Indalex Holding Corp. issued 11 1/2% second-priority senior secured notes due 2014 (the "notes") on February 2, 2006. As of December 31, 2007, $198.1 million aggregate principal amount of the notes was outstanding. The notes will mature in 2014 and are guaranteed on a second-priority secured basis by each of our domestic subsidiaries that incurs indebtedness, and each of our foreign subsidiaries that enters into a guarantee of any of our senior indebtedness (other than indebtedness incurred by another foreign subsidiary). On the closing date, the notes were guaranteed by each of our domestic subsidiaries and none of our foreign subsidiaries. Interest on the notes is payable semi-annually in cash.

        The notes are secured by a second-priority lien on substantially all Indalex Holding Corp.'s and the guarantors' assets to the extent that such assets secure the borrowings under our revolving credit facility and a second-priority pledge of 100% of Indalex Holding Corp.'s and its domestic subsidiaries' capital stock and 65% of the capital stock of our foreign subsidiaries directly owned by Indalex Holding Corp. or any domestic subsidiary, in each case, subject to certain limitations, including the limitation that the capital stock will constitute collateral securing the notes only to the extent that such capital stock can secure the notes without Rule 3-16 of Regulation S-X under the Securities Act requiring us to file separate financial statements with the SEC or any other governmental agency (the "collateral cutback provision").

        The collateral under the security documents includes the capital stock of the following companies: Indalex Holding Corp., Indalex Inc., Indalex Limited, Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. In accordance with the collateral cutback provision, the collateral securing the notes and the related guarantees includes shares of capital stock only to the extent that the applicable value of such capital stock, determined on an entity-by-entity basis, is less than 20% of the principal amount of the notes outstanding. The applicable value of the capital stock of any entity is deemed to be the greatest of its par value, book value or market value. The book value and market value of the capital stock of Indalex Inc. and the market value of the capital stock of Indalex Holding Corp. exceeded 20% of the principal amount of the notes as of December 31, 2007. As a result, the pledge of the capital stock of these entities with respect to the notes is limited to capital stock of each such entity with an applicable value of less than 20% of the principal amount of the notes, or $39.6 million.

        The capital stock of the following companies does not constitute collateral under the security documents: Indalex UK Limited, Indalex Holdings (B.C.) Ltd., 6326765 Canada Inc. and Novar Inc.

        As of December 31, 2007, the book value of each company whose capital stock constitutes collateral under the security documents was as follows:

  •
  Indalex Holding Corp.—$8.8 million.

  •
  Indalex Inc.—$80.5 million.

  •
  Indalex Limited—$60.4 million, of which 65%, or $39.3 million, constitutes collateral under the terms of the security documents.

  •
  Dolton Aluminum Company, Inc.—$0 million.

  •
  Caradon Lebanon Inc.—$0 million.

        In the case of Indalex Inc., the applicable value capital stock that constitutes collateral under the security documents is limited to less than $39.6 million under the collateral cutback provision.

        The Company determined the book value of each company whose capital stock constitutes collateral under the security documents based on the book value of the equity securities of each such company as carried on the Company's balance sheet as of December 31, 2007 prepared in accordance with U.S. GAAP.

        Management estimated that the market value of the capital stock of Indalex Holding Corp. as of December 31, 2007 was $111.3 million. Therefore, the applicable value of capital stock of Indalex Holding Corp. that constitutes collateral under the security documents is limited to less than $39.6 million under the collateral cutback provision.

        Management estimated that the market value of the capital stock of Indalex Limited as of December 31, 2007 was $35.0 million, of which 65%, or $22.7 million, constitutes collateral under the terms of the security documents. The market value of the capital stock of each of Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. is zero because there are no assets held by these entities.

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

        As of December 31, 2007, the book value of capital stock, as a percentage of the principal amount of the notes, of each entity whose capital stock constitutes collateral exceeding 10% of the principal amount of the notes was as follows:

  •
  Indalex Inc.—ratio of (i) book value of Indalex Holding Corp.'s investment in Indalex Inc. ($80.5 million) to (ii) principal amount of notes ($198.1 million) equals 40.6%.

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

Other

        Industrial revenue bonds    In November 1998, the Hertford County Industrial Facilities and Pollution Control Financing Authority issued Industrial Development Revenue Bonds in the amount of $6 million and loaned the proceeds to Indalex to fund an expansion of Indalex's Ahoskie, North Carolina, billet casting facility. The bonds were tax-exempt with interest at a variable rate, which repriced every seven days, and were secured by an irrevocable letter of credit in the amount of $6.1 million between Indalex and the bond-paying agent. As of December 31, 2004 and 2003, the interest rate on the bonds was approximately 1.8% and 1.4%, respectively. Interest was payable monthly and amounted to $0.1 million per year for 2003, 2004 and 2005. The bonds were scheduled to mature on November 1, 2013. However, due to the inactivity at the facility, Indalex was not in compliance with the original terms of the bonds, and the bonds were classified as a current liability as of December 31, 2004 and 2003. The bonds were repaid on November 1, 2005.

        Indebtedness with affiliates    Indalex had notes payable to Novar plc and other affiliated companies totaling $141.7 million at December 31, 2004.

        As of December 31, 2005, there were no notes payable to Novar plc or any of its affiliates outstanding. Any notes payable outstanding on the closing date were cancelled in connection with the closing of the Honeywell Acquisition.

        Off-balance sheet arrangements    At December 31, 2006 and at December 31, 2007, we did not have any relationships with unconsolidated entities (other than AAG) or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

        Pursuant to the AAG shareholders agreement, we agreed in certain limited circumstances upon the request of AAG's lenders to provide guarantees of certain borrowings of AAG that were outstanding on June 8, 2001, the date we entered into the AAG shareholders agreement, in proportion to our approximately 25% equity ownership in AAG in the event that any of such borrowings are cancelled by a lender or are required by a lender to be restructured or renewed. We have not guaranteed or been asked to guarantee any borrowings of AAG under this provision since the execution of the AAG shareholders agreement on June 8, 2001. As a result of the sale of our equity method investment in AAG, we are no longer subject to any guarantees of AAG's borrowings.

        Capital Expenditures

        We made $36.8 million in capital expenditures in 2007. Our spending was for dies, quality and efficiency projects and replacement projects, and included $10.8 million related to an expansion at our Connersville, Indiana plant; $2.1 million related to a capacity expansion at our Modesto, California plant; $1.1 million for a material handling system upgrade at our Mountaintop, Pennsylvania plant; $1.0 million for billet casting upgrades at our City of Industry, California plant; $0.4 million for a billet saw at our Burlington, North Carolina plant, and $0.4 million for a billet furnace and saw at our Elkhart, Indiana plant.

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

        We made $29.0 million in capital expenditures in 2005. Our spending supported a number of growth and cost savings initiatives, such as a powder coat line, a shipping expansion/line improvement in Vancouver and a packing line upgrade in Connersville, Indiana. The remaining spending was for dies, quality projects and replacement projects.

        Capital expenditures for 2008 are expected to be approximately $35.0 million.

        We believe that funds generated from operations and anticipated borrowing capacity under our revolving credit facility will be adequate to fund debt service requirements, capital expenditures and working capital requirements. Our ability to continue to fund these items may be affected by general economic, financial, competitive, legislative and regulatory factors outside of our control.

Contractual Obligations Summary

        The following table reflects our contractual obligations and commitments as of December 31, 2007.

Contractual Obligations and Commitments by Fiscal Year

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Letters of credit	$9.2	$—	$—	$—	$9.2
Revolving credit facility	67.5	—	—	67.5	—
Operating leases	7.7	2.9	3.4	1.0	0.4
Capital leases	5.7	2.0	3.7	—	—
Purchase obligations	337.4	291.4	46.0	—	—
Long-term debt	198.1	—	—	—	198.1
Fixed interest payments	148.1	22.8	45.6	45.6	34.1

Total	$773.7	$319.1	$98.7	$114.1	$241.8

        The table above does not reflect variable rate interest payments on our revolving credit facility. Based on the weighted average interest rate of 7.25% and outstanding borrowings of $67.5 million as of December 31, 2007, our annual variable interest rate payments would be $4.9 million.

        The Company has uncertain tax benefits of $19.3 million as of December 31, 2007. Uncertain tax benefits are excluded from the table since we are unable to estimate the timing of payments.

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

        As of December 31, 2007, we had 297 contracts to purchase 62.3 million pounds of aluminum at prices per pound between $1.09 and $1.29. These purchase contracts were scheduled to mature between January 2008 and June 2009, and the notional amount was $65.3 million. As of December 31, 2007, we had 39 contracts to sell 108.9 million pounds of aluminum at prices between $1.07 and $1.20. These sales contracts were scheduled to mature between January 2008 and June 2008, and the notional amount was $117.9 million.

        We sell products manufactured in Canada to U.S. customers, which gives rise to a foreign exchange rate risk. The purpose of our foreign currency hedging activity is to protect us from the risk that the eventual U.S. dollar net cash outflows resulting from foreign purchases or net cash inflows denominated in foreign currency will be adversely affected by the changes in exchange rates. These hedging relationships do not qualify for hedge accounting as defined by SFAS No. 133. Therefore, the derivatives are marked to market through the income statement. As of December 31, 2007, we had nine contracts to buy $10.5 million Canadian dollars (CAD) at prices per US dollar between CAD

$0.98 and CAD $1.02 (actual). These purchase contracts were scheduled to mature between January 2008 and February 2008, and the notional amount was $10.5 million. In addition, as of December 31, 2007, we had two contracts to purchase 8.5 million Swedish Krona (SEK) at prices per US dollar between SEK 6.72 and SEK 6.73 (actual). These purchase contracts were scheduled to mature between January 2008 and March 2008, and the notional amount was $1.3 million.

        The Company's short-term debt consists of a revolving credit facility providing for borrowings up to $200.0 million. (See Note 15.) In order to manage the mix of fixed and floating rates in its revolving credit facility, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from short-term LIBOR-based variable rate payments to fixed-rate payments for a portion of its total revolver balance. As of December 31, 2007, the Company had three interest rate swap contracts with a weighted average fixed rate of 5.1%. The contracts are scheduled to mature between July 2009 and September 2009, and the notional amount was $57,500.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is determined by management based on the Company's historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed.

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

        In connection with the purchase of Indalex by Novar plc, we acquired the unfunded defined benefit plans, which provide health care and life insurance benefits upon retirement for substantially all salaried employees of Indalex. The extent of benefits provided is dependent upon the retiree's years of service, compensation, age and retirement date.

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

        We contributed $5.7 million to pension and other post-retirement benefit plans during 2007.

        Our investment committee reviews our benefit obligations no less than annually with the objective of maintaining a fully funded status for both the accumulated benefit obligation and the projected benefit obligation. The performance goal set for the plans' assets is to achieve a long-term rate of return no less than 7.0%.

        For measurement purposes, an 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The health care inflation rate is assumed to increase to 9.5% for 2007 and decline to an ultimate rate of 5.0% in 2013.

Environmental Remediation

        We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

        We are subject to a wide variety of environmental laws, which continue to be adopted and amended. While the ultimate extent of our liability for pending or potential fines, penalties, remedial costs, claims and litigation relating to environmental laws and health and safety matters and future capital expenditures that may be associated with environmental laws cannot be determined at this time, management, with the assistance of outside environmental consultants, periodically assesses our environmental contingencies. As of December 31, 2007, we have established reserves in the amount of $1.7 million for anticipated cleanup costs at certain owned and operated properties, formerly owned and operated properties and offsite waste disposal locations. We are not a party to any judicial or administrative proceedings relating to environmental issues.

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

Recent Accounting Pronouncements

        Recent Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48, which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 which occurred on January 1, 2007 had no effect on our consolidated financial position and results of operations. See Note 19 in the Notes to Consolidated Financial Statements included in this annual report on Form 10-K for additional information related to FIN 48.

        In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard had no effect on our consolidated financial position or results of operations.

        In September 2006, the FASB issued FSP AUG AIR-1 "Accounting for Planned Major Maintenance Activities" (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable "accrue in advance" method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard had no effect on our consolidated financial position or results of operations.

        In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

        In February 2008, the FASB issued FSP 157-2 "Partial Deferral of the Effective Date of Statement 157" (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations. The implementation of this standard, for financial assets and financial liabilities, will not have a material impact on our consolidated financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

        In March 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for postretirement benefit obligations as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

        In June 2007, the FASB ratified EITF 06-11 "Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations" (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We will apply the standard when required and applicable.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called "minority interests") be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We will apply the standard when required and applicable.

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

        Commodity price risk    Aluminum is a commodity and, as such, is valued based upon a variety of market driven factors. Although the raw material cost of aluminum is largely passed through to our customers (based upon London Metal Exchange established rates), different selling methods can create short-term price risk on the aluminum component of sales. We hedge our exposure to protect margins from the volatility of the underlying aluminum price. We continuously monitor our position and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty. At December 31, 2007, we had net financial instruments for 46.6 million pounds of aluminum billet at prices between $1.07 and $1.29. These financial instruments are scheduled to mature between January 2008 and June 2009.

        The effect of a reduction of 10% in base aluminum prices on our aluminum forward contracts outstanding at December 31, 2007 would be to decrease our income from operations over the period ended December 31, 2007 by approximately $5.1 million. The effect of a 10% increase in base aluminum prices on our aluminum forward contracts outstanding at December 31, 2007 would be to increase our income from operations over the period ended December 31, 2007 by approximately $5.1 million. These results reflect a 10% reduction or increase from the three-month LME aluminum price of $2,405 per metric ton on December 31, 2007.

        To mitigate our exposure to the volatility in prices of natural gas markets, we commit to purchase natural gas for up to 36 months going forward. A third party does the hedging on our behalf. As of December 31, 2007, we had commitments to purchase $28.4 million worth of natural gas.

        Interest rate risk    Our obligations under our revolving credit facility have a floating interest rate, and thus will expose us to changes in short-term interest rates. As of December 31, 2007, our total debt was $268.9 million, of which $67.5 million was variable rate debt and $201.4 million was fixed rate debt. Our total interest expense for the fiscal year ended December 31, 2007 was $35.2 million. Our total pro forma interest expense for the fiscal year ended December 31, 2005 and 2006 would have been $36.7 million and $38.8 million, respectively. A 0.125% variance in the actual cash interest rate on our revolving credit facility would cause a corresponding increase or decrease in our annual interest expense of $0.1 million and, assuming an effective tax rate of 35%, in our annual net income of $0.1 million.

        Foreign exchange risk    We consider the U.S. dollar to be the reporting currency for all of our entities. We have operations in Canada and approximately 14% of our net sales in 2007 were made in Canadian dollars. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The U.S. dollar to Canadian dollar exchange rate may vary from the time we invoice the shipment and the time we are paid, which could result in a realized currency loss in our results of operations if we have not hedged our exposure to currency fluctuations correctly. In addition, we may set prices for our Canadian business in U.S. dollars and if these prices are not adjusted for changes in the relative values of the currencies, we could experience reduced operating margins. The U.S. dollar value of our sales in Canada varies with currency exchange rate fluctuations between the U.S. dollar and the Canadian dollar. The results of the operations and the financial position of our Canadian subsidiaries are reported in Canadian dollars and then translated into U.S. dollars at the applicable exchange rates for inclusion in our combined financial statements. We report our results in U.S. dollars and our financial results are impacted by currency fluctuations between the U.S. dollar and the Canadian dollar. Changes in currency exchange rates could have an adverse effect on our reported results of operations. Upon consummation of the Transactions, we will have Canadian-dollar borrowings under our revolving credit facility. To the extent the U.S. Dollar declines against the Canadian dollar, our interest expense for our Canadian dollar-denominated indebtedness will increase for financial reporting purposes.

ITEM 8.    CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Index to Financial Information on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

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

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Indalex Holdings Finance, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Company management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2007, the Company's internal control over financial reporting was effective based on those criteria.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

/s/ TIMOTHY R. J. STUBBS Timothy R. J. Stubbs Chief Executive Officer March 31, 2008	/s/ PATRICK LAWLOR Patrick Lawlor Chief Financial Officer March 31, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Key Employees

        The directors of Holdings, the executive officers and key employees of Holdings and Indalex Holding Corp. and their positions and ages as of December 31, 2007 were as follows:

Name	Age	Position
Timothy R.J. Stubbs	40	President, Chief Executive Officer and Director
Patrick Lawlor	43	Chief Financial Officer and Director
Jerry W. Nies	39	Vice President, Manufacturing
Dale Tabinowski	59	Senior Vice President, Human Resources
Joseph Valvo	54	Senior Vice President of Sales, National Accounts
Keith Burlingame	50	Senior Vice President of Sales and Marketing
Sat Adusumilli	43	Vice President, Operations Effectiveness
James Piperato	48	Vice President, Planning and Supply Chain
Michael E. Alger	50	Director
Clarence E. Terry	61	Director
Lynn R. Skillen	52	Director
M. Steven Liff	37	Director

        Timothy R.J. Stubbs has served as our President and Chief Executive Officer since February 2004 and as a Director since February 2006. Mr. Stubbs joined Indalex in February 2000 and has 16 years experience in the aluminum extrusion industry. During his tenure at Indalex, Mr. Stubbs has held several positions within Indalex including Eastern Region President, Senior Vice President of Sales and Marketing and Chief Operations Officer. Before joining Indalex, Mr. Stubbs held multiple positions at Sapa AB. Mr. Stubbs currently sits on the board of the Aluminum Association, which promotes the benefits of aluminum over other metals.

        Patrick Lawlor joined us as our Chief Financial Officer in September of 2007, and has served as a Director since October of 2007. Mr. Lawlor has 15 years of experience in the aluminum industry. From 2001 until joining Indalex, he held the position of Vice President/General Manager of Hydro Aluminum North America, Midwest Division, where he had full responsibility for five operating units. Hydro Aluminum North America, a producer of extruded products and extrusion billet, is a unit of Norsk Hydro ASA. From 1992 to 2001, Mr. Lawlor held various finance and operations management positions with Norsk Hydro ASA.

        Jerry W. Nies served as Vice President, Manufacturing from October of 2007 to December of 2007. During that period, he was responsible for all of our manufacturing operations. Prior to that, Mr. Nies served as Vice President and General Manager, Mill Finish and Specialty Products from October 2006 to October of 2007; as Vice President, Customer Fulfillment and Supply Chain from February 2006 to October 2006; as Vice President of Operations and General Manager from 2005 to February 2006, and as Vice President of Operations and General Manager, Transportation and Distribution from 2003 to 2005. Mr. Nies has been with Indalex for over 15 years, and has over 15 years of experience in the aluminum extrusion industry. Mr. Nies has held numerous operations and sales positions throughout his career. Effective January 1, 2008, Mr. Nies has assumed the role of General Manager, Gainesville Operations.

        Dale Tabinowski has served as our Senior Vice President, Human Resources, since December 1, 2006. Before joining Indalex, Mr. Tabinowski served as Vice President, Human Resources, for the Worldwide Heating and Cooling business unit of Lennox International, a provider of climate control solutions, from April 2002 through early 2006. Prior to Lennox International, Mr. Tabinowski served as

Vice President, International Human Resources and Corporate Labor Relations for Sunbeam Corporation, a designer, manufacturer and marketer of branded consumer products, from 1994 through 2002.

        Joseph Valvo served as our Senior Vice President of Sales, National Accounts from February 2006 to December 2007, and has been with Indalex since August 1996. Mr. Valvo has over 30 years of extrusion industry experience. Mr. Valvo was responsible for our National Accounts Sales team, which accounts for approximately 30% of our sales. Prior to his current position, Mr. Valvo served as Vice President of Sales, National Accounts from March 2004 to February 2006 and prior to that, as Director of Sales—East Business Unit from December 1999 to February 2004. Mr. Valvo has held numerous positions in sales and operations throughout his career. Effective January 2008, Mr. Valvo has assumed the role of Senior Vice President, Distribution, where he is responsible for our sales to the distribution market.

        Keith Burlingame served as Senior Vice President of Sales and Marketing from February 2006 to December 2007, and has over 11 years of aluminum extrusion industry experience. Mr. Burlingame is responsible for our sales organization. Prior to that, Mr. Burlingame served as Vice President of Sales, Regional Accounts from October 2004 to February 2006 and prior to October 2004, as Vice President of Sales, South Region. Mr. Burlingame originally joined Indalex in 1996, rejoined Indalex in August 2001 after spending 18 months at Albex Aluminum and has held numerous sales and marketing positions throughout his career. Effective January 2008, Mr. Burlingame has assumed the role of Senior Vice President, Sales and Customer Service.

        Sat Adusumilli has served as our Vice President, Operations Effectiveness since November of 2007. Prior to joining Indalex, Mr. Adusumilli held numerous positions with Hydro Aluminum North America, most recently as Regional Vice President of Operations for the Upper Midwest Region. In this position, he held multiple plant responsibility for safety, profitability, operational performance, sales growth and team development. Prior to this role, Mr. Adusumilli held progressively responsible operations assignments with Hydro Aluminum North America. He was Operations Manager of the Kalamazoo facility, Vice President of Operations Extrusion at the Adrian plant, and led Lean Manufacturing for the Precision Tubing Division. Hydro Aluminum North America, a producer of extruded products and extrusion billet, is a unit of Norsk Hydro ASA.

        James Piperato has served as our Vice President, Planning and Supply Chain since October of 2007. Prior to that, Mr. Piperato served as our Vice President and General Manager, B&C East Operations since February 2006, with responsibility for five extrusion plants. Prior to that, Mr. Piperato served as Director of Operations from January 2003 to February 2006 and prior to January 2003, as Director of Logistics. Mr. Piperato joined Indalex in May of 2002. Mr. Piperato held the position of Director of Finance with Alcoa Engineered Products from October 1999 until May 2002. Mr. Piperato has over 14 years of aluminum extrusion experience.

        Michael E. Alger has served as a Director since February of 2006. Since September of 2007, Mr. Alger has served as Vice President—Operations for Sun Capital. Prior to joining Sun Capital, Mr. Alger served as our Chief Financial Officer from April of 2000 until August of 2007, as our Executive Vice President since June 2002, and as our Secretary and Treasurer and a Director since February 2006. Mr. Alger has over six years of aluminum extrusion experience. Prior to joining Indalex, Mr. Alger served as Vice President of Finance for Favorite Brands International Inc. and has held numerous other financial positions throughout his career. Mr. Alger is also a director of Exopack Holding Corp.

        Clarence E. Terry has served as a Director since February 2006. Since September 1999, Mr. Terry has served as Managing Director of Sun Capital, and he has more than 31 years of operating experience. Prior to joining Sun Capital, Mr. Terry served as Vice President at Rain Bird Sprinkler Manufacturing, Inc., a manufacturer of irrigation products. Mr. Terry has served as Chief Executive

Officer on an interim basis for several of Sun Capital's portfolio companies. Mr. Terry is also a director of Loud Technologies, Inc., Real Mex Restaurants, Inc., SAN Holdings, Inc. and a number of private companies.

        Lynn R. Skillen has served as a Director since July of 2007. Mr. Skillen is a Managing Director of Sun Capital. Prior to joining Sun Capital in 2002, Mr. Skillen served as Chief Financial Officer of two of Sun Capital Partners' portfolio companies, Catalina Lighting and Celebrity. Mr. Skillen is also a director of Loud Technologies, Inc.

        M. Steven Liff has served as a Director since February 2006. Since February, 2005, Mr. Liff has served as a Managing Director of Sun Capital, and is currently the head of Sun Capital's Los Angeles office. Prior to joining Sun Capital in March 2000, Mr. Liff spent six years at Bank of America, focusing on marketing, underwriting and closing new leveraged transactions.

Board of Directors

        The board is currently composed of six directors, none of whom is likely to qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. Because affiliates of Sun Capital own 100% of the voting common stock of Holdings, we would be a "controlled company" within the meaning of Rule 4350(c)(5) of the Nasdaq Marketplace rules, which would qualify us as a private company, for exemptions from certain corporate governance rules of The Nasdaq Stock Market LLC, including the requirement that the board of directors be composed of a majority of independent directors.

Compensation Committee Interlocks and Insider Participation

        Because our stock is not publicly traded, we do not have a compensation committee. Our board is currently composed of six directors, all of whom are officers of Holdings, and all of whom participated in deliberations of the board concerning executive officer compensation during 2007. For a description of the transactions between us and our directors, and entities affiliated with such directors, see the sections entitled "Compensation of Executive Officers" and "Certain Relationships and Related Transactions." None of our executive officers has served as a member of the board of directors or compensation committee of another entity that had one or more of its executive officers serving as a member of our board of directors.

Code of Ethics

        We have adopted a code of ethics applicable to directors, officers and employees. Information regarding our code of ethics is attached as Exhibit 14 to our annual report on Form 10-K for the year ended December 31, 2006. You can also request a copy by contacting us at 75 Tri-State International, Suite 450, Lincolnshire, IL 60069 or (telephone) 847-810-3000.

Audit Committee

        In July of 2007, our board created an audit committee. The audit committee has a charter, and the audit committee's primary duties and responsibilities are:

  •
  To monitor the integrity of the Company's financial reporting process and systems of internal controls regarding finance and accounting.

  •
  To monitor the independence and performance of the Company's independent auditor.

  •
  To hire and fire the Company's auditor and approve any non-audit work performed for the Company by the auditor.

  •
  To provide an avenue of communication among the independent auditor, management and the Board.

The members of the committee are Lynn R. Skillen and Michael Alger, and Mr. Alger is our audit committee financial expert. Neither Mr. Alger nor Mr. Skillen are likely to qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

        On February 2, 2006, Indalex Holding Corp. acquired all of the outstanding capital stock of Indalex Inc. and Indalex Limited, subsidiaries of Honeywell International Inc. Indalex Holding Corp. is a holding company that is a wholly-owned direct subsidiary of Holdings, which is beneficially owned by affiliates of Sun Capital, certain other investors and members of our management team. Our "named executive officers" for 2007, include Mr. Stubbs, our chief executive officer; Mr. Lawlor, our chief financial officer; and Messrs. Burlingame, Nies and Tabinowski, the three most highly compensated officers other than Mr. Stubbs and Mr. Lawlor, who were serving as executive officers as of the end of 2007. Mr. Alger, our former chief financial officer, resigned effective September 25, 2007 to accept a position with an affiliate of Sun Capital Partners, our equity sponsor. In accordance with the SEC's executive compensation disclosure rules, Mr. Alger is also considered a "named executive officer" for 2007.

        Our board of directors consists of four non-employee directors who are employed by affiliates of Sun Capital and two employee directors; Mr. Stubbs, our chief executive officer, and Mr. Lawlor, our chief financial officer. Clarence E. Terry, one of our directors who is employed by affiliates of Sun Capital, is responsible for the oversight, implementation and administration of all of our executive compensation plans and programs. Mr. Terry determines all of the components of compensation of our chief executive officer, and, in consultation with our chief executive officer, determines the compensation of the remaining executive officers. Our board does not have a compensation committee. To date, we have not engaged in the benchmarking of executive compensation but we may do so in the future.

Compensation Policies and Practices

        The primary objectives of our executive compensation program are to:

  •
  Attract and retain the best possible executive talent,

  •
  Achieve accountability for performance by linking annual cash and long term incentive awards to achievement of measurable performance objectives, and

  •
  Align executives' incentives with stockholder value creation.

        Our executive compensation programs are designed to encourage our executive officers to operate the business in a manner that enhances stockholder value. An objective of our compensation program is to align interests of our executive officers with our stockholders' short and long term interests by providing a significant portion of our executive officers' compensation through equity-based awards. In addition, a substantial portion of our executive's overall compensation is tied to our financial performance, specifically operating earnings and earnings before interest, taxes, depreciation and amortization, or EBITDA. Our compensation philosophy provides for a direct relationship between compensation and the achievement of our goals and seeks to include management in upside rewards. Prior to determining any compensation package or award, Mr. Terry takes into account the impact of accounting and tax treatments of each particular compensation package or award, including the accounting and tax treatment of stock options.

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

        Base Salary.    Base salary is established based on the experience, skills, knowledge and responsibilities required of the executive officers in their roles. When establishing the 2007 base salaries of the executive officers, a number of factors were considered, including the years of service of the individual, individual's duties and responsibilities, the ability to replace the individual, the base salary at the individual's prior employment, and market data on similar positions with competitive companies as information becomes available to us informally through recruitment/search consultants in connection with our recent hiring efforts, and through our directors' experience with Sun Capital's affiliated portfolio companies. We seek to maintain base salaries that are competitive with the marketplace, to allow us to attract and retain executive talent.

        Salaries for executive officers are reviewed on an annual basis, at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances may require review. Increases in salary are based on evaluation of factors such as the individual's level of responsibility, performance and level of compensation compared to comparable companies owned and managed by Sun Capital affiliates.

        Annual Cash Bonus Incentive.    The objective of the annual cash bonus incentive is to reward executive officers for our performance, as measured by EBITDA or operating earnings. The corporate EBITDA target for 2007 was set at $84.0 million and the corporate operating earnings target for 2007 was set at $54.0 million. EBITDA is calculated as GAAP net income plus interest, taxes, depreciation and amortization and certain other non-cash or non-recurring expenses. Operating earnings are based on our management income statement, which does not include taxes, interest, amortization and certain other expenses. None of the named executive officers were paid a bonus under the 2007 bonus plans because actual EBITDA for 2007 was $41.1 million and actual operating earnings for 2007 was $9.0 million, which did not meet the pre-determined thresholds in order to earn a bonus. The targets under the bonus plans were established based on our budgeted EBITDA or operating earnings for 2007.

        Annual target cash bonuses are determined initially as a percentage of each executive officer's base salary for the fiscal year, and the payment of target cash bonuses depends upon the achievement of certain pre-determined performance targets. The target cash bonus is established based on an individual's level of responsibility. For 2007, the cash bonus payable to Mr. Stubbs in connection with the achievement of a pre-determined EBITDA target was established at 75% of his base salary for 2007. For 2007, the cash bonus payable to Mr. Alger in connection with the achievement of a pre-determined EBITDA target was established at 60% of his base salary for 2007. For 2007, the cash bonus payable for Mr. Lawlor and Mr. Burlingame in connection with the achievement of a pre-determined operating earnings target was established at 50% of their base salary for 2007. For 2007, the cash bonus payable for Mr. Tabinowski in connection with the achievement of a pre-determined operating earnings target was established at 45% of his base salary for 2007. For 2007, the cash bonus payable for Mr. Nies in connection with the achievement of a pre-determined operating earnings target was established at 40% of his base salary for 2007. 50% percent of the cash bonus for Mr. Nies was based on the achievement of the corporate operating earnings target and 50% was based on the achievement of the Mill Finish Group operating earnings target of $32.1 million. The cash bonus payout for Mr. Lawlor for 2007 would have been pro-rated based on the portion of the year during which he was employed by us. Depending on our performance relative to the applicable predetermined target, the actual cash bonus for our executive officers may be less than or greater than the target cash bonus. All cash bonuses will be limited to a pre-determined maximum, as described below.

        Long Term Incentive Awards.    All of our executive officers have received equity compensation awards in the form of non-qualified stock options. We grant long term incentive awards in the form of stock options because it is a common method for privately-held companies to provide equity incentives to executive officers. The options are designed to align the interests of our executive officers with our stockholders' long-term interests by providing them with equity-based awards that vest over a period of time and become exercisable upon the occurrence of certain events, as well as to reward executive officers for performance. In connection with the Holdings Acquisition, the board adopted a stock option plan on February 2, 2006. The board amended and restated the stock option plan on May 19, 2006. Stock options granted by us have an exercise price equal to the fair market value of our common stock on the date of grant. We granted options to Messrs. Stubbs, Alger, Burlingame and Nies in connection with and as a reward for the successful completion of the Holdings Acquisition. These stock options have an exercise price equal to the fair market value of our common stock on the date of the Holdings Acquisition, as determined by the purchase price paid per share of Holdings common stock in that transaction. We have granted options to Messrs. Tabinowski and Lawlor in connection with the start of their employment with Indalex. These stock options have an exercise price equal to the fair market value of our common stock on the date of their hire, as determined in good faith by representatives of our board of directors. Future grants of stock options will be at the discretion of our board of directors. Because all of the options are non-qualified stock options, we will be entitled to a tax deduction in the year in which the non-qualified stock option is exercised in an amount equal to the amount by which the fair market value of the shares underlying the option on the date of exercise exceeds the option exercise price.

        Special Bonus Agreements for Certain Option Holders:    On September 14, 2007, we entered into bonus agreements ("Bonus Agreements") with certain option holders. On July 18, 2006 we paid a dividend of $1.52 per share to our stockholders, and on June 1, 2007, we paid a dividend of $76.63 per share to our stockholders. In connection with these dividends, we made an arrangement with our option holders to set aside a special bonus consisting of the dividends the holder would have received had his or her options been exercised in full immediately prior to the time the dividends were paid. The special bonus is payable only upon a change of control. If an option holder's employment with us is terminated for any reason, the option holder will not be entitled to receive the special bonus, subject to the important exceptions noted below. This award is intended to align the interests of our executive officers with our stockholders' short-term and long-term interests by providing them an opportunity to share in the benefit of these dividends upon a change in control of the Company.

        Other Programs.    We also provide our Named Executive Officers with life and medical insurance, 401(k) matching and a car allowance program.

Compensation Committee Report

        I have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussion, I have recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Clarence E. Terry, Director

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compen- sation ($) (5)		Total ($)
Timothy R.J. Stubbs President and Chief Executive Officer	2007 2006	$400,000 394,829	$	— 382,536(3)(4)	—	$394,811 529,297	$	— 552,000	$ $	116,635 30,205	$ $	56,136 34,864	$ $	967,582 1,923,731
Michael E. Alger(6) Former Executive Vice President and Chief Financial Officer	2007 2006	219,322 293,906		— 318,780(3)(4)	—	480,494 250,720		— 331,200		(1,065 4)		32,950 27,069		731,701 1,221,679
Patrick Lawlor Executive Vice President and Chief Financial Officer	2007	76,923		—	—	9,600		—		—		52,282		138,805
Keith Burlingame Senior Vice President, Sales and Marketing	2007	209,423		—	—	27,006		—		(2,986)		25,145		258,588
Jerry Nies Vice President, Manufacturing(7)	2007	190,000		—	—	27,006		—		(4,951)		25,833		237,888
Dale R. Tabinowski Senior Vice President, Human Resources	2007 2006	195,000 15,750		— —	—	12,512 —		— 10,622		— —		19,410 3,785		226,922 30,157

(1)
Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of salary into the Indalex USA Benefit Equalization Plan.

(2)
Represents the compensation expense in 2007 and 2006 for financial statement reporting purposes under SFAS No. 123(R), except that no estimate of forfeitures is made. Please refer to Note 22 in the Notes to Consolidated Financial Statements included in this annual report on Form 10-K for the relevant assumptions used to determine the compensation expense for our option awards.

(3)
Represents divestiture incentive payments from Honeywell on behalf of Indalex in connection with the Holdings Acquisition.

(4)
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

(5)
The dollar value of the amounts shown in this column for 2007 includes the following:

	Car Allowance	Matching Contributions Under 401(k) Savings Plan	Supplemental 401(k) Matching Contributions (a)	Life Insurance Premiums	Relocation/ Other (b)
Timothy R.J. Stubbs	$12,000	$10,125	$32,715	$1,296	—
Michael E. Alger	7,454	10,125	14,649	722	—
Patrick Lawlor	3,138	577	—	270	48,297
Keith Burlingame	10,200	10,125	4,141	679	—
Jerry Nies	10,200	10,125	2,886	622	2,000
Dale R. Tabinowski	10,200	8,578	—	632	—

    (a)
    Messrs. Stubbs, Alger, Burlingame and Nies are participants in the Indalex USA Benefit Equalization Plan (the "Benefit Equalization Plan") which provides matching contributions which cannot be contributed to the Indalex plc 401(k) Savings Plan due to limitations imposed by Section 401(a)(17) and Section 415 of the Internal Revenue Code of 1986, as amended. The Benefit Equalization Plan, as amended and restated as of January 1,

      2001, is non-qualified and unfunded for tax purposes and for purposes of Title I of ERISA. The rights of participants and their beneficiaries are solely those of a general unsecured creditor of the Company

    (b)
    Mr. Lawlor received reimbursement of relocation expenses in the amount of $42,143 and transition allowance payments associated with his relocation to Lincolnshire in the amount of $6,154. Mr. Nies received a $2,000 international gainshare incentive in accordance with our travel policy.

(6)
Mr. Alger resigned his position with us effective September 25, 2007 to accept a position with an affiliate of Sun Capital.

(7)
On January 1, 2008 Mr. Nies entered into a letter agreement appointing him as General Manager, Gainesville Operations.

Grants of Plan-Based Awards

        The following table summarizes information regarding our 2007 bonus plans and awards granted under our stock option plan during 2007:

								All Other Option Awards: Number of Securities Underlying Options (#)
			Estimated Future Payouts Under Non-Equity Incentive Plan
									Exercise or Base Price of Option Awards ($/Sh)
										Grant Date Fair Value of Stock and Option Awards(1)
Name	Grant Date	Approval Date(2)	Threshold ($)	Target ($)		Maximum ($)
Timothy R.J. Stubbs President and Chief Executive Officer			— —	$	— 300,000	$	— 600,000	— —	— —	— —
Michael E. Alger Former Executive Vice President and Chief Financial Officer			— —		— 180,000		— 360,000	(10,800)(3) —	— —	— —
Patrick Lawlor Executive Vice President and Chief Financial Officer	11/16/07	9/27/07			125,000		250,000	5,000	111.25	145,300
Keith Burlingame Senior Vice President, Sales & Marketing					110,000		220,000	—	—	—
Jerry W. Nies Vice President Manufacturing					76,000		152,000	—	—	—
Dale R. Tabinowski Senior Vice President, Human Resources	7/25/07	9/11/06	—		87,750		175,500	2,000	185.00	36,760

(1)
Represents the grant date fair value calculated in accordance with the provisions of SFAS No. 123(R), except that no estimate of forfeitures is made.

(2)
The difference between the date these awards were approved and their grant date is due to a lapse of time between the approval date and the time that award documents to evidence these awards were finalized and executed.

(3)
Effective September 25, 2007, Mr. Alger resigned as Chief Financial Officer of the Company in order to accept a position with an affiliate of Sun Capital, the Company's equity sponsor. Mr. Alger remained with the Company through the end of September, remains a member of the Board of Directors and joined the Audit Committee in October 2007. Subsequent to this change, Mr. Alger's option grants were modified effective December 14, 2007 providing for the retention of 3,600 vested options and 3,600 options scheduled to vest in May 2008; and cancellation of 10,800 unvested options in his account.

2007 Bonus Plan for Messrs. Stubbs and Alger

        The 2007 bonus plan for Mr. Stubbs provides for a base salary of $400,000 and a target cash bonus of $300,000. The 2007 bonus plan for Mr. Alger provides for a base salary of $297,000 and a target cash bonus of $180,000. In 2007, the cash bonuses for Messrs. Stubbs and Alger are based entirely on the amount by which EBITDA exceeds certain pre-determined levels for such year. They will earn no bonus if EBITDA is below a pre-determined threshold, 100% of their target cash bonuses if EBITDA meets the target and up to 200% of their target cash bonuses if EBITDA meets or exceeds a pre-determined maximum. The bonuses are pro rated between threshold and target and between target and maximum and cannot exceed 200% of the target cash bonus. Messrs. Stubbs and Alger were not paid any bonus in 2008 in respect of 2007 as EBITDA did not meet the pre-determined minimum threshold.

2007 Bonus Plan for Messrs. Tabinowski, Lawlor, Burlingame, and Nies

        On August 11, 2007, Mr. Lawlor entered into a letter agreement with us providing for a base salary of $250,000 and participation in the Indalex Management Incentive Plan (hereinafter referred to as "the MIP') providing a full year target cash bonus of $125,000. Messers Burlingame, Tabinowski and Nies each participated in the Indalex Management Incentive Plan for 2007 providing for target cash bonus amounts of $110,000, $87,750 and $76,000, respectively. Under the terms of the MIP, full year bonus targets are pro-rated based on the amount of base salary earned and the portion of the year during which the participants were employed by us.

        Under the 2007 MIP, the cash bonuses for Messrs. Lawlor, Burlingame and Tabinowski are based entirely on the amount by which corporate operating earnings exceeds certain pre-determined levels for such year. They earn no bonus if operating earnings is below a pre-determined threshold, 100% of their target cash bonuses if operating earnings meets the target and up to 200% of their target cash bonuses if operating earnings meets or exceeds a pre-determined maximum. The bonuses are pro-rated between the threshold and the target and between the target and the maximum and cannot exceed 200% of the target cash bonus. Messrs. Lawlor, Burlingame and Tabinowski were not paid a bonus in 2007, as corporate operating earnings did not meet the predetermined threshold.

        In 2007, fifty percent (50%) of the cash bonus for Mr. Nies was based on corporate operating earnings for 2007 and fifty percent (50%) of his cash bonus was based on the Mill Finish Group operating earnings for 2007. He earns no bonus if operating earnings for the corporation or Mill Finish Group is below a pre-determined threshold, 100% of his target cash bonus if operating earnings for corporate or the Mill Finish Group meet their respective targets and up to 200% of his cash bonus if corporate and Mill Finish Group operating earnings each meet or exceed a predetermined maximum. Mr. Nies' bonus is pro-rated between the threshold and the target and between the target and the maximum and cannot exceed 200% of the target cash bonus for each component. Mr. Nies was not paid a bonus in 2008 in respect of 2007, as operating earnings for both corporate and the Mill Finish Group did not meet the pre-determined thresholds.

Special Bonus for Certain Option Holders

        The Bonus Agreements dated September 14, 2007, between us and certain of our option holders contain the following potential bonuses for our named executive officers. The special bonus is payable only upon a change in control. If an option holder's employment with us is terminated for any reason, the option holder will not be entitled to receive the special bonus, subject to the important exceptions noted below.

Name and Principal Position	Maximum Special Bonus
Timothy R. J. Stubbs President and Chief Executive Officer	$2,969,584 (1)
Michael E. Alger Former Executive Vice President and Chief Financial Officer	$1,406,645 (2)
Patrick Lawlor Executive Vice President and Chief Financial Officer	—
Keith Burlingame Senior Vice President, Sales and Marketing	$156,294 (3)
Jerry W. Nies Vice President, Manufacturing	$156,294 (3)
Dale R. Tabinowski Senior Vice President, Human Resources	$153,251 (4)

(1)
Mr. Stubbs' Bonus Amount would be equal to the Maximum Special Bonus, less the amount, if any, by which $4,227,500 is greater than the product of the fair market value of a share of the Company's common stock on the date of the Change in Control, multiplied by 38,000. If Mr. Stubbs is terminated by us without cause, Mr. Stubbs would only be entitled to a prorated portion of his Bonus Amount, calculated by multiplying the Bonus Amount by the number of vested options, divided by the total number of options to acquire Company common stock held by the Mr. Stubbs as of the Termination Date.

(2)
Mr. Alger's Bonus Amount would be equal to the Maximum Special Bonus, less the amount, if any, by which $2,002,500 is greater than the product of the fair market value of a share of the Company's common stock on the date of the Change in Control, multiplied by 18,000. If Mr. Alger is terminated by Sun Capital Partners, Inc. or any of its affiliates without cause, Mr. Alger would only be entitled to a prorated portion of his Bonus Amount, calculated by multiplying the Bonus Amount by the number of vested options, divided by the total number of options to acquire Company common stock held by Mr. Alger as of the Termination Date. Effective September 25, 2007, Mr. Alger resigned as Chief Financial Officer of the Company in order to accept a position with Sun Capital Partners, the Company's equity sponsor. Mr. Alger remained with the Company through the end of September, remains a member of the Board of Directors and joined the Audit Committee in October 2007. Subsequent to this change, Mr. Alger's option grants were modified effective December 14, 2007, providing for the retention of 3,600 vested options and 3,600 options scheduled to vest in May 2008; and the cancellation of 10,800 unvested options in his account.

(3)
Messrs. Burlingame's and Nies' Bonus Amount(s) would be equal to the Maximum Special Bonus, less the amount, if any, by which $222,500 is greater than the product of the fair market value of a share of the Company's common stock on the date of the Change in Control, multiplied by 2,000.

(4)
Mr. Tabinowski's Bonus Amount would be equal to the Maximum Special Bonus, less the amount, if any, by which $370,000 is greater than the product of the fair market value of a share of the Company's common stock on the date of the Change in Control, multiplied by 2,000.

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

        If we undergo a dividend, recapitalization, or a spin-off, split-up, combination or exchange of shares or other change in shares of our non-voting common stock, the committee shall appropriately adjust the aggregate number and kind of shares subject to the stock option plan and the aggregate number and kind of shares subject to each outstanding option and the exercise price thereof. If we undergo a merger, consolidation, or sale of all or substantially all of our assets, the committee may cause options awarded under the stock option plan to become immediately exercisable. 64,600 stock options were outstanding as of December 31, 2007.

        Of the options granted to Messrs. Stubbs and Alger, 20% of the shares subject to the option vested on the grant date, with the remaining shares vesting 20% incrementally, commencing on the second anniversary of the grant date with full vesting occurring on the fifth anniversary of the grant date. The options granted to other officers vest in 20% increments on each anniversary date of the grant date, commencing on the first anniversary of the grant date with full vesting occurring on the fifth anniversary of the grant date. The exercise of options is specifically limited and may not occur until the earlier of the end of the option term, a change of control of Holdings, the termination of the executive officer's employment without cause, or the termination of the executive officer's employment due to death or disability.

Outstanding Equity Awards at Fiscal Year-End

        The following table summarizes the outstanding equity awards held by our Named Executive Officers:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Timothy R.J. Stubbs President and Chief Executive Officer	7,600	30,400		—	$111.25	May 31, 2016
Michael E. Alger Former Executive Vice President and Chief Financial Officer	3,600	3,600	(1)	—	111.25	May 31, 2016
Patrick Lawlor Exeutive Vice President and Chief Financial Officer	—	5,000			111.25	Nov. 14, 2017
Keith K. Burlingame Senior Vice President, Sales & Marketing	400	1,600			111.25	May 31, 2016
Jerry W. Nies Vice President, Manufacturing	400	1,600			111.25	May 31, 2016
Dale R. Tabinowski Senior Vice President, Human Resources	400	1,600		—	185.00	July 25, 2017

(1)
Effective September 25, 2007, Mr. Alger resigned as Chief Financial Officer of the Company in order to accept a position with Sun Capital Partners, the Company's equity sponsor. Mr. Alger remained with the Company through the end of September, remains a member of the Board of Directors and joined the Audit Committee in October 2007. Subsequent to this change, Mr. Alger's option grants were modified effective December 14, 2007 providing for the retention of 3,600 vested options and 3,600 options scheduled to vest in May 2008; and cancellation of 10,800 unvested options in his account.

Pension Benefits

        The following table summarizes pension benefits for each of our Named Executive Officers:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Change in Pension Value ($)
Timothy R.J. Stubbs President and Chief Executive Officer	Indalex USA Pension Plan Indalex USA Supplemental Retirement Plan Canadian Registered Pension Plan Canadian Supplemental Pension Plan	1 6 1 1	$8,446 166,189 20,646 61,054	$(654 88,589 1,646 27,054)
Michael E. Alger Former Executive Vice President and Chief Financial Officer	Indalex USA Pension Plan Indalex USA Supplemental Retirement Plan	3 3	47,944 17,891	(756 (309	) )
Patrick Lawlor Executive Vice President and Chief Financial Officer	—	—	—	—
Keith Burlingame Vice President, Sales & Marketing	Indalex USA Pension Plan	5	58,321	(2,986)
Jerry W. Nies Vice President, Manufacturing	Indalex USA Pension Plan	10	42,395	(4,951)
Dale R. Tabinowski Senior Vice President, Human Resources	—	—	—	—

        The present value calculations presented in the table above assume benefits commence once the Named Executive Officer is eligible for unreduced early retirement at age 62. The assumptions used in the calculations are as follows: discount rate = 6.41% (an estimate of the December 31, 2007 rate); mortality table = RP2000 Combined Table Projected to 2006; and retirement age = Age 62; Canadian benefits converted to U.S. dollars as CAD $1 = US $1.01204.

Non-Qualified Deferred Compensation

        The following table summarizes the benefits to our Named Executive Officers under the Indalex USA Benefit Equalization Plan (BEP):

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)		Aggregate Balance at Last FYE ($)
Timothy R.J. Stubbs(1) President and Chief Executive Officer	—	$32,715	$32,676	—		$111,123
Michael E. Alger(2) Former Executive Vice President and Chief Financial Officer	—	14,649	17,665	(67,508)	(a)	—
Patrick Lawlor Executive Vice President and Chief Financial Officer	—	—	—	—		—
Keith Burlingame(3) Senior Vice President, Sales & Marketing	—	4,141	1,607	—		6,153
Jerry W. Nies(4) Vice President, Manufacturing	—	2,886	731	—		5,003
Dale R. Tabinowski Senior Vice President, Human Resources	—	—	—	—		—

(1)
Mr. Stubbs elected to defer $32,715 of his salary under the BEP. This amount is reported as compensation in the Summary Compensation Table for 2007. Of the aggregate balance at last fiscal year-end, $9,724 was reported as compensation in the Summary Compensation Table for 2006.

(2)
Mr. Alger elected to defer $14,649 of his salary under the BEP. This amount is reported as compensation in the Summary Compensation Table for 2007. Of the aggregate balance at last fiscal year-end, $4,563 was reported as compensation in the Summary Compensation Table for 2006. Mr. Alger was paid his BEP balance in the amount of $67,508 on January 11, 2008 in accordance with the provisions of the BEP plan.

(3)
Mr. Burlingame elected to defer $4,141 of his salary under the BEP. This amount is reported as compensation in the Summary Compensation Table for 2007.

(4)
Mr. Nies elected to defer $2,886 of his salary under the BEP. This amount is reported as compensation in the Summary Compensation Table for 2007.

Termination and Change in Control Arrangements

        Assuming each executive officer's employment was terminated under each of the circumstances set forth below, or a change in control occurred, on December 31, 2007, the estimated values of payments and benefits to each named executive officer are set forth in the following table:

Name	Benefit	Termination without Cause Prior to a Change in Control	Termination without Cause Following a Change in Control		Voluntary Termination	Death or Disability	Change in Control
Timothy R.J. Stubbs President and Chief Executive Officer(3)	Cash Severance Special Bonus Value of Equity Awards	$400,000 — —	$ $	400,000 2,969,584 —	$400,000 — —	— — —	$	— 2,969,584 —
Michael E. Alger Former Executive Vice President and Chief Financial Officer(3)	Cash Severance Special Bonus Value of Equity Awards	— — —		— 1,406,645 —	— — —	— — —		— 1,406,645 —
Patrick Lawlor Executive Vice President & Chief Financial Officer	Cash Severance	125,000		125,000	—	—		—
Keith Burlingame Senior Vice President, Sales & Marketing(3)	Cash Severance Special Bonus	— —		— 156,294	— —	— —		— 156,294
Jerry W. Nies(4) Vice President, Manufacturing(3)	Cash Severance Special Bonus	— —		— 156,294	— —	— —		— 156,294
Dale R. Tabinowski Senior Vice President Human Resources(3)	Cash Severance Special Bonus	195,000 —		195,000 5,751	— —	— —		— 5,751

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

(2)
Mr. Alger's severance agreement with the Company was cancelled in connection with his resignation from the company effective September 25, 2007.

(3)
Special Bonus for Option Holders: On September 14, 2007, Messrs. Stubbs, Alger, Burlingame, Nies and Tabinowski entered into Special Bonus agreements with the Company. The special bonus is payable only upon a change in control, except that Messrs. Stubbs and Alger would only be entitled to a prorated portion of any bonus amount in the case of termination without cause. The amount of each potential bonus, subject to a defined maximum in each case, is determined by a formula as described in "Special Bonus Agreements for Certain Option Holders" herein.

(4)
On January 1, 2008, Mr. Nies entered into a letter agreement appointing him as General Manager, Gainesville operations. In connection with this agreement, Mr. Nies is provided certain severance benefits in the event of a change in control or termination without cause as described below.

(5)
Value of equity awards and special bonus amounts are based on an estimated fair market value of $111.25 per share as of December 31, 2007.

In addition to these benefits, Messrs. Stubbs, Burlingame and Nies would be entitled to their account balance under the BEP in the event of termination, death, or disability. See "—Non-Qualified Deferred Compensation."

        Timothy R.J. Stubbs.    On May 31, 2006, Mr. Stubbs entered into a letter agreement with us. The agreement provides that if Mr. Stubbs resigns or if Mr. Stubbs' employment is terminated by us without cause, he is entitled to receive his base salary for a period of twelve months following his resignation or termination of employment without cause. The letter agreement provides that Mr. Stubbs is entitled to receive the severance payment as long as certain conditions are met, including that Mr. Stubbs sign a general release of Indalex and that Mr. Stubbs has not breached any of the terms or provisions of his stock option grant agreement dated May 31, 2006. Mr. Stubbs' stock option grant agreement provides that Mr. Stubbs will not compete with us during the term of his employment and for a twelve-month period thereafter. The stock option grant agreement also contains certain non-solicitation and non-disparagement agreements. The letter agreement also provides that Indalex shall have the option, by delivering written notice to Mr. Stubbs within nine months after Mr. Stubbs ceases to be an employee, to extend the severance period for an additional twelve-month period, during which Mr. Stubbs will continue to receive the severance payments, and automatically extend the non-competition period prescribed in the option grant agreement for the additional twelve-month period.

        Upon a change in control, the vested portion of Mr. Stubbs' option shall become exercisable, but if the consideration for a change in control transaction consists primarily of cash, 100% of the total number of shares subject to the option shall vest immediately prior to and become exercisable upon the consummation of a change in control. If Mr. Stubbs' employment is terminated by us other than for cause, then the vested portion of Mr. Stubbs' option may be exercised after the date of termination but on or before the 15th day of the third calendar month following the date of termination. If Mr. Stubbs' employment terminates due to death or disability, the vested portion of Mr. Stubbs' option may be exercised after the date of termination but on or before the later of (a) December 31 of that year or (B) the 15th day of the third calendar month after the date of termination (unless Mr. Stubbs is a "specified employee" as defined in Section 409A(a)(2)(B)(i) of the Internal Revenue Code, in which case the option shall be exercisable on the date that is six months after the date of termination). In addition, upon a sale of Holdings prior to the time his options are fully vested, Mr. Stubbs will be entitled to receive any portion of a special bonus attributable to unvested options as described under "Special Bonus for Option Holders" above.

        Michael E. Alger.    On May 31, 2006, Mr. Alger entered into a letter agreement with us. The letter agreement provides that if Mr. Alger resigns or if Mr. Alger's employment is terminated by us without cause, he is entitled to receive his base salary for a period of twelve months following his resignation or termination of employment without cause. The letter agreement provides that Mr. Alger is entitled to receive the severance payment as long as certain conditions are met, including that Mr. Alger sign a general release of Indalex and that Mr. Alger has not breached any of the terms or provisions of his stock option grant agreement dated May 31, 2006. Mr. Alger's stock option grant agreement provides that Mr. Alger will not compete with us during the term of his employment and for a twelve-month period thereafter. The stock option grant agreement also contains certain non-solicitation and non-disparagement agreements. In connection with Mr. Alger's resignation effective September 25, 2007, the letter agreement dated May 31, 2006 was cancelled.

        Upon a change in control, the vested portion of Mr. Alger's option shall become exercisable, but if the consideration for a change in control transaction consists primarily of cash, 100% of the total number of shares subject to the option shall vest immediately prior to and become exercisable upon the consummation of a change in control. If Mr. Alger's employment is terminated by us other than for cause, then the vested portion of Mr. Alger's option may be exercised after the date of termination but on or before the 15th day of the third calendar month following the date of termination. If Mr. Alger's employment terminates due to death or disability, the vested portion of Mr. Alger's option may be exercised after the date of termination but on or before the later of (a) December 31 of that year or (B) the 15th day of the third calendar month after the date of termination (unless Mr. Alger is a "specified employee" as defined in Section 409A(a)(2)(B)(i) of the Internal Revenue Code, in which case the option shall be exercisable on the date that is six months after the date of termination). In addition, upon a sale of Holdings prior to the time his options are fully vested, Mr. Alger will be entitled to receive any portion of a special bonus attributable to unvested options as described under "Special Bonus for Option Holders" above.

        Dale R. Tabinowski.    The letter agreement, dated November 27, 2006, between Mr. Tabinowski and us provides that Mr. Tabinowski is entitled to receive to his base salary for six months or a lump sum equivalent if we terminate him without cause within the first six months of his employment and for a period of twelve months if we terminate him without cause thereafter. In addition, the letter agreement provides that Mr. Tabinowski will not compete with us or provide services to any of our competitors during the term of his employment and for a period of six months thereafter. The letter agreement also contains certain non-solicitation agreements.

        Patrick Lawlor.    The letter agreement, dated August 11, 2007, between Mr. Lawlor and us provides that Mr. Lawlor is entitled to receive his base salary for six months or a lump sum equivalent if we terminate him without cause within the first six months of his employment and for a period of twelve months or a lump sum equivalent if we terminate him without cause thereafter. In addition, the letter agreement provides that Mr. Lawlor will not compete with us or provide services to any of our competitors during the term of his employment and for a period of six months thereafter. The letter agreement also contains certain non-solicitation agreements.

        Jerry W. Nies, On January 1, 2008, Mr. Nies entered into a letter agreement dated December 22, 2007 with us. The letter agreement provides that Mr. Nies is entitled to receive his base salary for six months or a lump sum equivalent if we terminate him without cause within the first six months of his employment and his base salary for a period of twelve months or a lump sum equivalent if we terminate him without cause thereafter. In addition, the letter agreement provides that Mr. Nies will not compete with us or provide services to any of our competitors during the term of his employment and for a period of six months thereafter. The letter agreement also contains certain non-solicitation agreements.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        As of March 1, 2008, Holdings had 904,061 shares of voting common stock and 95,963 shares of non-voting common stock outstanding and a total of non-voting common stock option currently exercisable or exercisable by our executive officers as a group within 60 days of March 1, 2008. The following table sets forth certain information regarding the beneficial ownership of common stock of Holdings as of March 1, 2008 by:

  •
  each person who is the beneficial owner of more than 5% of its outstanding voting common stock;

  •
  each member of the board of directors of Holdings and our Named Executive Officers; and

  •
  each of our directors and executive officers as a group.

        To our knowledge, each such stockholder has sole voting and investment power as to the common stock shown unless otherwise noted. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934 (the "Exchange Act").

	Indalex Holdings Finance, Inc.
	Number of Shares of Voting Common Stock Beneficially Owned	Number of Shares of Non-Voting Common Stock Beneficially Owned	Total Number of Shares of Common Stock Beneficially Owned	Percent of Voting Common Stock Beneficially Owned	Percent of All Common Stock Beneficially Owned
Principal Stockholders:
Sun Indalex, LLC(1)	904,061	—	904,061	100.0%	90.4%
Indalex Co-Investment, LLC(2)	—	89,976	89,976	—	9.0
Directors and Named Executive Officers:
Timothy R.J. Stubbs	—	898	898	—	*
Patrick Lawlor	—	—	—	—	—
Dale R. Tabinowski	—	—	—	—	—
Jerry W. Nies	—	180	180	—	*
Keith Burlingame	—	90	90	—	*
Michael Alger	—	674	674	—	*
Lynn R. Skillen	—	—	—	—	—
Clarence E. Terry	—	—	—	—	—
M. Steven Liff	—	—	—	—	—
All Directors and Executive Officers as a group (9 persons)(1)	—	1,842	1,842	—	*

*
Denotes less than one percent.

(1)
Includes 904,061 shares which may be deemed beneficially owned within the meaning of Rule 13d-3 of the Exchange Act by Marc J. Leder and Rodger R. Krouse and also by Sun Indalex, LLC, a Delaware limited liability company ("Sun Indalex"), Sun Capital Partners IV, LP, a Delaware limited partnership ("Fund IV"), Sun Capital Partners III, LP, a Delaware limited partnership ("Fund III"), Sun Capital Partners III QP, LP, a Delaware limited partnership ("Fund III QP"), Sun Capital Advisors IV, LP, a Delaware limited partnership ("Advisors IV"), Sun Capital Advisors III, LP, a Delaware limited partnership ("Advisors III"), Sun Capital Partners IV, LLC, a Delaware limited liability company ("Partners IV") and Sun Capital Partners III, LLC, a Delaware limited liability company ("Partners III"). Messrs. Leder and Krouse may each be deemed to control Sun Indalex, Fund IV, Advisors IV and Partners IV, as Messrs. Leder and Krouse each own 50% of the membership interests in Partners IV, which in turn is the general partner of Advisors IV, which in turn is the general partner of Fund IV, which in turn owns 50% of the membership interests of Sun Indalex. Messrs. Leder and Krouse may also each be deemed to control Sun Indalex, Fund III, Fund III QP, Advisors III and Partners III, as Messrs. Leder and Krouse each own 50% of the membership interests in Partners III, which in turn is the general partner of Advisors III, which in turn is the general partner of Fund III and Fund III QP, which in turn own, collectively, 50% of the membership interests of Sun Indalex. Fund IV, Fund III, Fund III QP, Advisors IV, Advisors III, Partners IV, Partners III, Sun Indalex and Messrs. Leder and Krouse have shared voting and investment power over these shares. Except as to such shared voting power, Fund IV, Fund III, Fund III QP, Advisors IV, Advisors III, Partners IV, Partners III, Sun Indalex and Messrs. Leder and Krouse disclaim beneficial ownership of these shares. The address of Sun Indalex, LLC and Messrs. Leder and Krouse is 5200 Town Center Circle, Suite 470, Boca Raton, FL 33486.

(2)
The address of Indalex Co-Investment, LLC is c/o Goldman Sachs Distressed Opportunities Fund III, L.P. c/o Corporation Service Company, 2711 Centerville Road, Wilmington, Delaware 19808.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	64,600	$113.53	35,400

Total	64,600		35,400

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Stock Purchase Agreement

        On February 2, 2006, Indalex Holding Corp. acquired all of the outstanding capital stock of Indalex Inc. and Indalex Limited, subsidiaries of Honeywell International Inc., for a total purchase price of approximately $419.1 million in cash ($425.0 million less a $5.9 million post-closing working capital adjustment) (the "Holdings Acquisition"). Indalex Holding Corp. is a holding company that is a wholly-owned direct subsidiary of Holdings, which is beneficially owned by affiliates of Sun Capital Partners, Inc., or the "equity sponsor," and certain other investors and members of our management team, whom we collectively refer to as the "equity investors." Pursuant to a letter agreement dated December 21, 2005 among the parties to the stock purchase agreement, it was agreed that the shares of Indalex Inc. would be distributed to Honeywell prior to the agreed-upon dissolution of Novar USA Holdings Inc. and that, upon such distribution, Honeywell would be substituted for Novar USA Holdings Inc. for all purposes under the stock purchase agreement. The distribution of the shares of Indalex Inc. to Honeywell and the subsequent dissolution of Novar USA Holdings Inc. were effected prior to the closing of the Holdings Acquisition. The Issuer is a holding company beneficially owned by affiliates of Sun Capital Partners, Inc., certain other investors and certain members of our management team.

        The stock purchase agreement contains customary indemnification provisions. Honeywell's indemnification obligations for breaches of representations and warranties are, subject to exceptions as specified in the stock purchase agreement, triggered if the aggregate losses associated with such breaches exceed $4.25 million, and Honeywell will be liable only to the extent the losses exceed $2.5 million up to a limit of $100 million. Our indemnification obligations for breaches of representations and warranties are, subject to exceptions as specified in the stock purchase agreement, capped at $100 million. The representations and warranties in the stock purchase agreement generally survive for 18 months following the closing date, subject to exceptions as specified in the stock purchase agreement.

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

Management Services Agreement

        We entered into a management services agreement with Sun Capital Partners Management III, LP, which we refer to as "Sun Management," in connection with the consummation of the Holdings Acquisition. Pursuant to the management services agreement, Sun Management will provide financial and management consulting services in exchange for an annual fee, payable in quarterly installments, equal to the greater of (a) $1 million and (b) 2% of our EBITDA (as defined in the management services agreement) for a given fiscal year. We will also reimburse Sun Management for all reasonable out-of-pocket fees and expenses it incurs in performing financial and management consulting services under the management services agreement. During the year ended December 31, 2007, we incurred expenses of $1.1 million in management fees payable to Sun Management. During the period from February 2, 2006 through December 31, 2006, we incurred expenses of $1.6 million in management fees payable to Sun Management.

        In addition to an annual fee, Sun Management will receive a management consulting fee equal to 1% of the consideration paid to or by us in connection with certain corporate transactions, including, without limitation, any refinancings, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, and sales and divestitures involving us. During the year ended December 31, 2007, we paid fees of $1.5 million related to the sale of our equity method investment in AAG to Sun Management.

Stockholders' Agreement

        Holdings, the management investors and the other stockholders of Holdings, including Sun Indalex, LLC, entered into a stockholders' agreement in connection with the consummation of the Holdings Acquisition. The stockholders' agreement includes the following terms:

  •
  transfer restrictions, subject to customary exceptions for transfers permitted by the registration agreement, transfers to other stockholders of Holdings, transfers to affiliates and, in the case of individual stockholders, transfers to a family member of a stockholder or a trust for the sole benefit of a stockholder or a stockholder's family member, which transfers we will collectively refer to herein as "exempt transfers";

  •
  rights of first refusal in favor of Holdings and, if not exercised by Holdings, Sun Indalex, LLC;

  •
  "tag along" rights in the event of a transfer by Sun Indalex, LLC of shares of common stock of Holdings, subject to exceptions for exempt transfers and one or more transfers by Sun Indalex, LLC involving in the aggregate less than 10% of the shares of common stock of Holdings owned by Sun Indalex, LLC as of the date of the Holdings Acquisition;

  •
  "drag along" rights in the event Sun Indalex, LLC or the board of directors of Holdings approves a sale of Holdings;

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

        During 2007, Sun Capital Securities Offshore Fund, Ltd. purchased $10.1 million of notes on the open market.

Policies and Procedures for Related Party Transactions

        As a private company, our board of directors generally reviews our related party transactions, although we have not historically had formal policies and procedures regarding the review and approval of related party transactions.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table presents fees for services provided by Crowe Chizek and Company LLC for fiscal year 2007. All Audit-Related Fees, Tax Fees and Other Fees shown below were pre-approved by the Board of Directors in accordance with its established procedures.

(In thousands)	2007
Audit Fees(a)	$1,225.5
Audit-Related Fees(b)	25.3
Tax Fees(c)	—

Total	$1,250.8

        The following table presents fees for services provided by Crowe Chizek and Company LLC for fiscal year 2006. All Audit-Related Fees, Tax Fees and Other Fees shown below were pre-approved by the Board of Directors in accordance with its established procedures.

(In thousands)	2006
Audit Fees(a)	$1,391.0
Audit-Related Fees(b)	4.8
Tax Fees(c)	211.6

Total	$1,607.4

(a)
Fees for professional services provided for the audit of the Company's annual financial statements, interim reviews of the Company's quarterly financial statements, and other fees, including fees for professional services for accounting consultations on matters addressed during the audit or interim reviews, offering memorandums and registration statements including comfort letters and consent.

(b)
Fees for professional services which principally include services in connection with internal control matters and audits of employee benefit plans.

(c)
Fees for professional services for tax related advice and compliance.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

SCHEDULE I—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
DECEMBER 31, 2007, 2006 AND 2005

        Allowance for doubtful accounts:

Ending Balance December 31, 2004	$5,483
Provisions charged to income	829
Deductions from reserves	(435)

Ending Balance March 31, 2005	5,877
Provisions charged to income	294
Deductions from reserves	(1,931)

Ending Balance December 31, 2005	4,240
Provisions charged to income	215
Deductions from reserves	—

Ending Balance February 1, 2006	4,455
Provisions charged to income	466
Deductions from reserves	(459)

Ending Balance December 31, 2006	4,462
Provisions charged to income	4
Deductions from reserves	(604)

Ending Balance December 31, 2007	$3,862

        Deductions from reserves include uncollectible accounts written off, recoveries, and translation adjustments.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Stock Purchase Agreement, dated September 16, 2005, among Indalex Holding Corp., Novar USA Holdings Inc., Novar Overseas Holdings B.V. and Honeywell International Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
2.2
Sale and Purchase Agreement, dated May 14, 2007, among Indalex UK Limited, OK Spring Roll Limited Partnership and Indalex Limited (incorporated by reference to the Company's Current Report on Form 8-K, File No. 333-138178, filed on May 18, 2007.)
3.1
Amended and Restated Certificate of Incorporation of Indalex Holdings Finance, Inc. (the "Company") (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
3.2	By-laws of Indalex Holdings Finance, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
4.1
Indenture, dated as of February 2, 2006, among Indalex Holding Corp., the note guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
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
4.3	Form of Senior Note (attached as exhibit to Exhibit 4.1) (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
4.4
Security Agreement, dated February 2, 2006, among Indalex Holdings Finance, Inc., Indalex Holding Corp., the Subsidiary Parties defined therein and U.S. Bank National Association (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on December 15, 2006).
4.5
Intercreditor Agreement, dated February 2, 2006, among JPMorgan Chase Bank, N.A., U.S. Bank National Association, Indalex Holdings Finance, Inc., and each Subsidiary listed on Schedule I attached thereto (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on December 15, 2006).
10.1
Credit Agreement, dated as of February 2, 2006, among Indalex Holdings Finance, Inc., Indalex Holding Corp., 6461948 CANADA INC., the other subsidiaries of Indalex Holding Corp. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.2
Management Services Agreement, dated as of February 2, 2006, by and among Indalex Holding Corp., Indalex Limited and Sun Capital Partners Management III, LP (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

10.3
Stockholders Agreement, dated as of February 2, 2006, by and among Sun Indalex, LLC, each person whose name appears on the signature page thereto under the heading "Minority Stockholders" or who otherwise becomes a party thereto and Indalex Holdings Finance, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.4
Registration Agreement, dated as of February 2, 2006, by and among Indalex Holdings Finance, Inc., Sun Indalex, LLC and each person whose name appears on the signature pages attached thereto or who otherwise becomes a party thereto (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.5
Securities Purchase Agreement, dated as of February 2, 2006, by and between Indalex Holdings Finance, Inc. and Sun Indalex, LLC (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.6
Securities Purchase Agreement, dated as of February 2, 2006, by and among Indalex Holdings Finance, Inc. and each person whose name appears on the signature page thereto under the heading "Purchasers" (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.7
Securities Purchase Agreement, dated as of May 8, 2006, by and among Indalex Holdings Finance, Inc., Indalex Co-Investment, LLC and each person whose name appears on the signature page thereto under the heading "Sellers" (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.8	Indalex Holdings Finance, Inc. 2006 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.9	Form of Stock Option Grant Agreement for Timothy R.J. Stubbs (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.10	Form of Stock Option Grant Agreement for other employees (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.11
Indalex Holdings Finance, Inc. 2006 Employee Stock Purchase Plan (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.12
Letter Agreement, dated May 31, 2006, between Timothy Stubbs and Indalex Holdings Finance, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.13
Letter Agreement, dated May 31, 2006, between Michael Alger and Indalex Holdings Finance, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.14
Termination Agreement, dated July 12, 2005, between Jerry Nies and Indalex Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).

10.15	Amended and Restated Stock Option Agreement for Michael E. Alger, dated December 14, 2007.
10.16
Letter Agreement, dated May 8, 2006, among Sun Indalex, LLC, Indalex Co-Investment, LLC and Indalex Holdings Finance, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.17
Shareholders Agreement, dated June 8, 2001, between Global Applied Technologies Holdings Limited (now known as Asia Aluminum Holdings Limited), Indalex UK Limited, Indalex, Inc., and China Aluminum Group Holdings (BVI) Limited (now known as Asia Aluminum Group Limited) (English Translation) (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on December 15, 2006).
10.18
Stock Purchase Agreement, dated April 25, 2001, between Indalex UK Limited, Global Applied Technologies Holdings Limited (now known as Asia Aluminum Holdings Limited) and Indalex, Inc. (English Translation) (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on December 15, 2006).
10.19
Supply Agreement, dated April 29, 2004, between Indalex, Inc. and Asia Aluminum Group Limited (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on December 15, 2006).
10.20
Letter Agreement, dated September 11, 2006, between Dale Tabinowski and Indalex Holding Corp (incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on January 17, 2007).
10.21	2007 Management Incentive Plan.
10.22	2007 Bonus Plan for Timothy R.J. Stubbs and Michael E. Alger.
10.23	Letter agreement, dated August 11, 2007 between Patrick Lawlor and Indalex Inc. (incorporated by reference to the Company's Current Report on Form 8-K, File No. 333-138178, filed on August 24, 2007.)
10.24	Letter agreement, dated December 22, 2007, between Indalex Inc. and Jerry Nies
10.25	Bonus agreement for Timothy Stubbs dated September 14, 2007 (incorporated by reference to the Company's Current Report on Form 8-K, File No. 333-138178, filed on September 14, 2007).
10.26	Bonus agreement for Michael Alger dated September 14, 2007 (incorporated by reference to the Company's Current Report on Form 8-K, File No. 333-138178, filed on September 14, 2007).
10.27	Bonus agreement for Keith Burlingame dated September 14, 2007
10.28	Bonus agreement for Jerry Nies dated September 14, 2007
10.29	Bonus agreement for Dale Tabinowski dated September 14, 2007 (incorporated by reference to the Company's Current Report on Form 8-K, File No. 333-138178, filed on September 14, 2007).
10.31
Supplemental Deed, dated May 14, 2007, among Indalex UK Limited, Timothy Stubbs and Asia Aluminium Holdings Limited (incorporated by reference to the Company's Current Report on Form 8-K, File No. 333-138178, filed on May 18, 2007).

12.1	Computation of ratio of earnings to fixed charges.
14.1	Code of Ethics (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007)
21.1	Subsidiaries of Indalex Holdings Finance, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Unaudited Pro Forma Condensed Combined Financial Data.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lincolnshire, State of Illinois, on March 31, 2008.

Indalex Holdings Finance, Inc.
By:	/s/ TIMOTHY R.J. STUBBS
Name:	Timothy R.J. Stubbs
Title:	President and Chief Executive Officer

* * * * *

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated on March 31, 2008.

Signature	Title

/s/ TIMOTHY R.J. STUBBS Timothy R.J. Stubbs	President, Chief Executive Officer (principal executive officer) and Director
/s/ PATRICK LAWLOR Patrick Lawlor	Chief Financial Officer (principal financial and accounting officer) and Director
/s/ CLARENCE E. TERRY Clarence E. Terry	Director
/s/ MICHAEL E. ALGER Michael E. Alger	Director
M. Steven Liff	Director
/s/ LYNN SKILLEN Lynn Skillen	Director

Index to Financial Statements

Indalex Audited Consolidated and Combined Financial Statements
Report of Crowe Chizek and Company LLC, independent registered public accounting firm	F-2
Audited consolidated balance sheets as of December 31, 2007 and 2006	F-4

Audited consolidated and combined statements of income for the year ended December 31, 2007, and for the periods January 1, 2006 to February 1, 2006, February 2, 2006 to December 31, 2006, January 1, 2005 to March 31, 2005 and April 1, 2005 to December 31, 2005	F-5

Audited consolidated and combined statements of cash flows for the year ended December 31, 2007, and for the periods January 1, 2006 to February 1, 2006, February 2, 2006 to December 31, 2006, January 1, 2005 to March 31, 2005 and April 1, 2005 to December 31, 2005	F-6

Audited consolidated and combined statements of stockholders' equity for the year ended December 31, 2007, and for the periods January 1, 2006 to February 1, 2006, February 2, 2006 to December 31, 2006, January 1, 2005 to March 31, 2005 and April 1, 2005 to December 31, 2005	F-8

Audited consolidated and combined statements of comprehensive income (loss) for the year ended December 31, 2007, and for the periods January 1, 2006 to February 1, 2006, February 2, 2006 to December 31, 2006, January 1, 2005 to March 31, 2005 and April 1, 2005 to December 31, 2005	F-11
Notes to consolidated and combined financial statements	F-12
Asia Aluminum Group Audited Financial Statements
Consolidated income statements for the years ended June 30, 2007, 2006 and 2005	F-66
Consolidated balance sheets as of June 30, 2007 and June 30, 2006	F-67
Consolidated statements of changes in stockholders' equity for the years ended June 30, 2007, 2006 and 2005	F-68
Consolidated cash flow statements for the years ended June 30, 2007, 2006 and 2005	F-69
Notes to financial statements	F-70

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of
    Indalex Holdings Finance, Inc.
Lincolnshire, Illinois

        We have audited the accompanying consolidated and combined balance sheets of Indalex Holdings Finance, Inc. (Successor), and prior to February 2, 2006, a Combination of Indirect Wholly Owned Subsidiaries of Honeywell International, Inc. (Predecessor 2), and prior to April 1, 2005, a Combination of Indirect Wholly Owned Subsidiaries of Novar plc (Predecessor 1), collectively referred to as "Indalex" or "the Company," as of December 31, 2007 and 2006 (Successor) and the related consolidated and combined statements of income, stockholders' equity, comprehensive income (loss), and cash flows for the year ended December 31, 2007 (Successor), for the periods from January 1, 2006 to February 1, 2006 (Predecessor 2), from February 2, 2006 to December 31, 2006 (Successor), from January 1, 2005 to March 31, 2005 (Predecessor 1), and from April 1, 2005 to December 31, 2005 (Predecessor 2). In connection with our audits of the consolidated and combined financial statements, we also audited the consolidated and combined financial statement schedule listed in Item 15. These consolidated and combined financial statements and the consolidated and combined financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements and the consolidated and combined financial statement schedule based on our audits.

        We did not audit the financial statements of Asia Aluminum Group ("AAG") in which Indalex had an investment that was accounted for by the equity method. Indalex sold its investment in AAG on May 15, 2007. The accompanying financial statements of Indalex include its investment in the net assets of AAG and its equity method income from AAG through May 15, 2007. Indalex's investment in the net assets of AAG was approximately $96,950,000 as of December 31, 2006 (Successor), and its equity method income from AAG was approximately $8,937,000, $643,000, $11,841,000, $1,557,000, and $9,380,000 for the periods from January 1, 2007 to May 15, 2007 (Successor), from January 1, 2006 to February 1, 2006 (Predecessor 2), from February 2, 2006 to December 31, 2006 (Successor), from January 1, 2005 to March 31, 2005 (Predecessor 1), and from April 1, 2005 to December 31, 2005 (Predecessor 2), respectively. The financial statements of AAG for each of the fiscal years ended June 30, 2006 and 2005, prepared on the basis of accounting principles generally accepted in Hong Kong, were audited by other auditors whose report has been furnished to us, and our audit report, insofar as it relates to the amounts included for AAG, is based on the reports of such other auditors and the procedures we considered necessary in the circumstances with respect to the inclusion of Indalex's equity investment and equity method income in the accompanying financial statements, taking into consideration differences between accounting principles generally accepted in Hong Kong and those generally accepted in the United States of America and the differences in the fiscal year.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Indalex Holdings Finance, Inc. as of December 31, 2007 and 2006 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2007 (Successor), and for the periods from January 1, 2006 to February 1, 2006 (Predecessor 2), from February 2, 2006 to December 31, 2006 (Successor), from January 1, 2005 to March 31, 2005 (Predecessor 1), and from April 1, 2005 to December 31, 2005 (Predecessor 2), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Notes 2 and 19 to the consolidated and combined financial statements, effective January 1, 2007, the Company adopted FASB Interpretations 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.

/s/ Crowe Chizek and Company LLC

Oak Brook, Illinois
March 31, 2008

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and December 31, 2006

(Dollars in thousands)

	December 31, 2007	December 31, 2006
	(Successor)	(Successor)
ASSETS
Current Assets:
Cash and cash equivalents	$7,919	$11,157
Accounts receivable, less allowance of $3,862 in 2007 and $4,462 in 2006	83,288	103,924
Receivable from suppliers	5,241	8,980
Inventories	58,265	67,182
Prepaid expenses and other current assets	10,407	10,765
Deferred income taxes	5,434	—

Total current assets	170,554	202,008
Investment in AAG	—	96,950
Property, plant, and equipment, net	192,391	199,638
Goodwill	—	3,537
Other intangibles, net	64,306	78,264
Deferred financing costs	9,563	14,594
Other assets	2,604	2,692

Total assets	$439,418	$597,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$69,125	$66,780
Income taxes payable	271	2,648
Deferred income taxes	—	2,456
Accrued expenses and other current liabilities	35,206	38,478
Accrued interest	10,160	13,806
Capital lease obligation	1,563	1,243
Revolver borrowings	67,500	55,717

Total current liabilities	183,825	181,128
Other liabilities	40,767	30,667
Capital lease obligation	3,662	4,674
Long-term debt	196,138	266,957
Deferred income taxes	6,191	24,859

Total liabilities	430,583	508,285

Commitments and contingencies (Note 20)
Stockholders' equity:
Common stock ($.001 par value per share). Authorized shares 2,900,000.
Issued and oustanding 1,000,114	1	1
Additional paid-in capital	35,124	110,665
Treasury stock, 90 shares at $111.11 per share	(10)	(10)
Accumulated deficit	(30,874)	(23,898)
Accumulated other comprehensive income	4,594	2,640

Total stockholders' equity	8,835	89,398

Total liabilities and stockholders' equity	$439,418	$597,683

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

	Years ended
		December 31, 2006		December 31, 2005
	December 31, 2007	Jan 1-Feb 1	Feb 2-Dec 31	Jan 1-Mar 31	Apr 1-Dec 31
	(Successor)	(Predecessor 2)	(Successor)	(Predecessor 1)	(Predecessor 2)
Net sales	$1,105,335	$100,019	$1,142,842	$239,849	$781,521
Costs and expenses:
Cost of sales	1,048,860	95,127	1,058,677	221,542	727,799
Selling, general, and administrative	51,929	5,548	54,966	15,593	35,933
Management fees to affiliates	1,071	125	1,634	700	1,131
Amortization of intangible assets	10,216	920	10,736	—	8,282
Other (income) expense	4,559	195	1,016	993	(825)
Restructuring charges	3,664	—	1,772	694	(222)
Impairment of long-lived assets	9,455	—	7,248	381	636
(Gain) loss on disposal of assets	(42)	—	255	(274)	(146)
Mark-to-market on derivatives	4,806	(3,619)	7,560	285	(1,200)

Total costs and expenses	1,134,518	98,296	1,143,864	239,914	771,388

Income (loss) from operations	(29,183)	1,723	(1,022)	(65)	10,133
Other income (expense):
Interest to affiliates	—	—	—	(1,208)	(3,712)
External interest expense	(35,228)	(24)	(35,745)	—	(333)
Deferred financing costs	(2,280)	—	(2,220)	—	—
Interest income	465	—	—	—	144
Loss on redemption of notes	(7,140)	—	—	—	—
Income from equity method investment in AAG	8,937	643	11,841	1,557	9,380
Gain on sale of equity method investment in AAG	51,246	—	—	—	—
Affiliated acquisition fees	—	—	(5,475)	—	—
Dividend income from affiliates	—	—	—	9,077	—

Income (loss) before income taxes	(13,183)	2,342	(32,621)	9,361	15,612
Income tax provision (benefit)	(6,207)	703	(8,723)	9	1,912

Income (loss) from continuing operations	(6,976)	1,639	(23,898)	9,352	13,700
Discontinued operations, net of tax benefit of $—, $—, $—, $27, and $—	—	—	—	(50)	—

Net income (loss)	$(6,976)	$1,639	$(23,898)	$9,302	$13,700

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

	Years ended
		December 31, 2006		December 31, 2005
	December 31, 2007	Jan 1-Feb 1	Feb 2-Dec 31	Jan 1-Mar 31	Apr 1-Dec 31
	(Successor)	(Predecessor 2)	(Successor)	(Predecessor 1)	(Predecessor 2)
Cash flows from operating activities
Net income (loss)	$(6,976)	$1,639	$(23,898)	$9,302	$13,700
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	34,199	2,821	32,327	7,953	24,943
Amortization of intangible assets	10,216	920	10,736	—	8,282
Amortization of deferred financing costs	2,280	—	2,220	—	—
Amortization of bond discount	373	—	394	—	—
(Gain) loss on disposal of assets	(42)	—	255	(274)	(146)
Impairment of long-lived assets	9,455	—	7,248	381	636
Dividend from affiliate	—	—	—	(9,077)	—
Other	403	743	21	245	—
Income from equity method investment in AAG	(8,937)	(643)	(11,841)	(1,557)	(9,380)
Dividends from equity method investment in AAG	5,895	—	4,891	4,602	—
Gain on sale of equity method investment in AAG	(51,246)	—	—	—	—
Loss on redemption of notes	7,140	—	—	—	—
Stock-based compensation	1,086	—	938	1,244	—
Executive compensation	—	—	—	311	—
Management fees to affiliates	—	125	—	700	—
Deferred income taxes	(8,099)	988	(11,329)	(218)	(6,201)
Changes in operating assets and liabilities, net of the effect of the acquisition:
Accounts receivable	25,771	(12,255)	18,492	(25,297)	21,076
Receivable from affiliates	—	1,854	—	(183)	(2,338)
Inventories	11,576	(2,652)	3,001	(14,704)	29,397
Prepaids and other assets	5,499	(3,684)	7,000	2,138	(6,086)
Income taxes payable/refundable	(2,545)	(292)	2,383	(10,154)	3,876
Checks issued in excess of bank balance	—	(242)	(1,260)	—	1,716
Accounts payable	(3,008)	(6,586)	8,059	2,422	(8,268)
Accrued expenses and other liabilities	(11,981)	19,798	(18,349)	1,433	(12,914)
Payable to affiliates	—	812	—	(465)	(261)

Net cash from operating activities	21,059	3,346	31,288	(31,198)	58,032

Cash flows from investing activities
Capital expenditures	(36,815)	(3,006)	(21,277)	(8,770)	(20,228)
Proceeds from sales of property, plant and equipment	224	—	2,244	738	2,039
Proceeds from sale of business	—	—	4,548	—	—
Proceeds from sale of equity method investment in AAG	151,238	—	—	—	—
Cash paid for acquisition	—	—	(418,256)	—	—
Payment of acquisition transaction cost	—	—	(1,735)	—	—

Net cash from investing activities	114,647	(3,006)	(434,476)	(8,032)	(18,189)

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

Cash flows from financing activities
Dividends and distributions	(76,627)	(6,809)	(1,522)	—	(25,759)
Payments on capital lease obligation	(1,114)	(58)	(1,033)	—	(58)
Revolver borrowings (repayments)	10,469	—	(13,122)	—	—
Debt payments	—	—	—	—	(6,000)
Repurchases of common stock	—	—	(10)	—	—
Net (payments to) collections from affiliates on notes	—	(1,620)	—	30,596	(14,663)
Redemption of notes	(75,542)	—	—	—	—
Revolver borrowings, acquisition	—	—	68,839	—	—
Borrowings on long-term debt, acquisition	—	—	266,563	—	—
Capital contributions	—	—	111,250	—	—
Debt issuance costs	—	—	(16,814)	—	—

Net cash from financing activities	(142,814)	(8,487)	414,151	30,596	(46,480)

Effect of changes in foreign exchange rates on cash	3,870	(27)	194	2,887	(1,772)

Net change in cash and cash equivalents	(3,238)	(8,174)	11,157	(5,747)	(8,409)
Cash and cash equivalents
Beginning of period	11,157	9,366	—	23,522	17,775

End of period	$7,919	$1,192	$11,157	$17,775	$9,366

Supplemental cash flow information:
Cash paid for interest	$38,500	$18	$21,939	$1,191	$2,901
Cash paid for income taxes (refunds received)	4,400	—	(62)	10,401	4,888
Supplemental disclosure of non cash investing and financing activities:
Property and equipment acquired under a capital lease	$—	$—	$3,198	$—	$3,724
Redemption of investment in preferred shares	—	—	—	161,214	—
Settlement of affiliate loan	—	—	—	30,423	—
Settlement dividend to affiliate	—	—	—	139,868	—
Supplemental disclosure of acquisition of a business:
Fair value of assets acquired	$—	$—	$627,568	$—	$—
Fair value of liabilities assumed	—	—	209,312	—	—

Cash paid for acquisition	$—	$—	$418,256	$—	$—

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Successor balance, January 1, 2007	$1	$110,665	$(10)	$(23,898)	$2,640	$89,398
Net loss	—	—	—	(6,976)	—	(6,976)
Dividends and distributions	—	(76,627)	—	—	—	(76,627)
Stock-based compensation	—	1,086	—	—	—	1,086
Translation adjustment (net of tax of $3,444)	—	—	—	—	(1,487)	(1,487)
Adjustment to accrued benefit liability related to defined benefit plan (net of tax of $2,665)	—	—	—	—	3,441	3,441

Successor balance, December 31, 2007	$1	$35,124	$(10)	$(30,874)	$4,594	$8,835

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Predecessor 2 balance, January 1, 2006	$391	$411,515	$9,712	$—	$1,488	$423,106
Dividends and distributions	—	(12,708)	—	—	—	(12,708)
Divestiture incentive payment	—	743	—		—	743
Net income	—	—	1,639	—	—	1,639
Management fees to affiliates	—	125	—	—	—	125
Translation adjustment	—	—	—	—	(141)	(141)

Total comprehensive income
Predecessor 2 Balance, February 1, 2006	$391	$399,675	$11,351	$—	$1,347	$412,764

Successor balance, February 2, 2006	$—	$—	$—	$—	$—	$—
Dividends and distributions	—	(1,522)	—	—	—	(1,522)
Capital contributions	1	111,249	—	—	—	111,250
Net loss	—	—	(23,898)	—	—	(23,898)
Stock-based compensation	—	938	—	—	—	938
Repurchase of common stock	—	—	—	(10)	—	(10)
Translation adjustment	—	—	—	—	(66)	(66)
Adjustment to accrued benefit liability and cumulative adjustment for the adoption of SFAS No. 158 related to defined benefit plan (net of tax of $1,831)	—	—	—	—	2,706	2,706

Total comprehensive loss
Successor balance, December 31, 2006	$1	$110,665	$(23,898)	$(10)	$2,640	$89,398

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Predecessor 1 balance, January 1, 2005	$391	$534,446	$12,050	$(1,244)	$16,209	$561,852
Dividends and distributions	—	(118,516)	(21,352)	—	—	(139,868)
Net income	—	—	9,302	—	—	9,302
Stock-based compensation	—	—	—	1,244	—	1,244
Executive compensation	—	311	—	—	—	311
Management fees to affiliates	—	700	—	—	—	700
Translation adjustment	—	—	—	—	(2,040)	(2,040)

Predecessor 1 Balance March 31, 2005	$391	$416,941	$—	$—	$14,169	$431,501

Predecessor 2 balance, April 1, 2005	$391	$433,286	$—	$—	$—	$433,677
Dividends and distributions	—	(21,771)	(3,988)	—	—	(25,759)
Net income	—	—	13,700	—	—	13,700
Translation adjustment	—	—	—	—	2,110	2,110
Minimum liability adjustment related to defined benefit plan (net of tax benefit of $335)	—	—	—	—	(622)	(622)

Predecessor 2 balance, December 31, 2005	$391	$411,515	$9,712	$—	$1,488	$423,106

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

	Years ended
		December 31, 2006		December 31, 2005
	December 31, 2007
		Jan 1-Feb 1	Feb 2-Dec 31	Jan 1-Mar 31	Apr 1-Dec 31
	(Successor)	(Predecessor 2)	(Successor)	(Predecessor 1)	(Predecessor 2)
Net income (loss)	$(6,976)	$1,639	$(23,898)	$9,302	$13,700
Translation adjustment (net of tax of $3,444, $—, $—, $—, and $—)	(1,487)	(141)	(66)	(2,040)	2,110
Adjustment to accrued benefit liability related to defined benefit plan (net of tax of $2,665, $—, $1,831, $—, and $—)	3,441	—	(353)	—	—
Minimum liability adjustment related to defined benefit plan (net of tax benefit of $—, $—, $—, $—, and $335)	—	—	—	—	(622)

Comprehensive income (loss)	$(5,022)	$1,498	$(24,317)	$7,262	$15,188

See accompanying notes to consolidated and combined financial statements.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 1—GENERAL

        The Company is the second largest aluminum extruder, and the largest independent aluminum extruder, in the United States and Canada, based on shipment volume data compiled by the Aluminum Association, the Aluminum Extruders Council, and management estimates. As an independent aluminum extruder, the Company is not involved in aluminum mining, refining or smelting. In 2007, approximately 94% of the Company's products were customized, made-to-order aluminum extrusions for use in a wide array of end-user markets. In addition to aluminum extrusion, the Company also offers a broad range of services, including fabrication, painting and anodizing. The Company serves over 3,700 customers, including a broad spectrum of national, regional and local accounts.

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

        Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, accounts related to income taxes, liabilities related to environmental obligations and pension and other post-retirement benefits, and the valuation of intangible assets.

        Revenue Recognition:    The Company recognizes net sales when the revenue is realized or realizable, and has been earned, in accordance with the SEC's Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements.

        The Company recognizes product revenue, net of trade discounts and allowances, in the reporting period in which the products are shipped and the title and risk of ownership pass to the customer.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Allowance for Doubtful Accounts:    The allowance for doubtful accounts is determined by management based on the Company's historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed.

        Allowances of $3,862 and $4,462 have been provided at December 31, 2007 and December 31, 2006, respectively.

        Inventories:    Inventories are valued at the lower of cost or market. Cost includes labor, materials, and production overhead. The cost of domestic inventory is determined predominantly using the last-in, first-out ("LIFO") method. The cost of inventory in foreign operations is costed using the first-in, first out method.

        Investment in AAG:    Investment in AAG consisted of Indalex Limited's investment in AAG, which was accounted for using the equity method of accounting. On May 15, 2007 Indalex UK Limited sold its 25.01% interest in Asia Aluminum Group ("AAG") to OK Spring Roll Limited Partnership, an investment vehicle in association with ORIX Corporation. See Note 6.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

at the date of acquisition. Depreciation is computed principally on a straight-line basis for financial reporting purposes. The estimated useful lives for computing depreciation are as follows:

Building	20—40 years
Leasehold improvements	1—15 years
Machinery and equipment	2—15 years
Furniture and fixtures	3—10 years
Vehicles	3— 5 years

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

        Accounting for the Impairment of Long-Lived Assets:    The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. At least annually, the Company evaluates whether events and circumstances have occurred that indicate whether the remaining estimated useful lives of its long-lived assets may warrant revision or whether the remaining balance of such assets may not be recoverable.

        Goodwill:    In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that the carrying value may not be recoverable. During the year ended December 31, 2007 the Company eliminated a deferred tax liability for book to tax differences related to certain inventory amounts. The liability existed at the time of acquisition and was determined to no longer be necessary based on information recently provided by the seller. The liability was reversed against goodwill and intangible assets, reducing goodwill to zero.

        Financial Instruments:    Derivative financial instruments are used to hedge existing inventory (metals) and anticipated purchases of aluminum and gas and are, therefore, held for purposes other than trading. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counterparties, consisting primarily of major financial institutions, and does not anticipate nonperformance by any counterparty.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        To manage foreign currency exposure, the Company enters into foreign currency forward contracts. The contracts are reported in the consolidated and combined financial statements at fair value using a mark to market valuation.

        To manage the mix of fixed and floating rates in its revolving credit facility, the Company enters into interest rate swaps. The swaps are reported in the consolidated and combined financial statements at fair value using a mark to market valuation.

        The Company accounts for financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities. The derivatives are marked to market through the income statement.

        Stock-Based Compensation:    Effective January 1, 2006 the Company adopted SFAS No. 123(R) ("SFAS 123(R)"). SFAS 123(R) requires the Company to record compensation expense for all share-based awards. The Company did not have share-based awards at the time SFAS 123(R) was adopted. Accordingly, the Company has recorded stock-based employee compensation cost using the calculated value method starting in 2006. The Company determined that it is not practicable for it to reasonably estimate its expected volatility. The Company reviewed the Dow Jones Industrial Metals Small Cap Index as the appropriate industry sector index. The Company obtained the historical daily closing return values of selected indices for the period equal to the expected term ending on the grant date and calculated the annualized historical volatility of those values. The indices were weighted evenly.

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

        Fair Value of Financial Instruments:    The carrying values of cash, accounts receivable and payable, and accrued expenses approximate fair value because of the short-term maturities of these assets and liabilities. The carrying value of revolver borrowings approximates fair value because of the variable rate nature of the debt. The fair value of long-term debt is approximately $174,288 as of December 31, 2007 based on the market trading price of the Company's 11 1/2% Notes. See Note 15 for further information.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Concentration of Credit Risk:    The Company maintains cash balances at several financial institutions in excess of the insurance limits provided by the Federal Deposit Insurance Corporation.

        Foreign Currency Translation:    Assets and liabilities of foreign entities in the Company's combined financial statements are translated to U.S. dollars at exchange rates in effect as of the balance sheet dates. Revenues and expenses are translated at the average exchange rates prevailing during the reporting period. Adjustments from translating foreign currency assets and liabilities into U.S. dollars are included as a component of accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations, as incurred.

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

        Significant judgment is required in determining income tax provisions under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109) and in evaluating tax positions. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109" ("FIN 48"), which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. As described in further detail in the Recent Accounting Pronouncements section to the financial statements, FIN 48 was effective beginning January 1, 2007. FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of the provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Comprehensive Income (Loss):    Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income (loss) for the Company consists of net income (loss), minimum pension liability adjustments, and cumulative translation adjustments.

        Recent Accounting Pronouncements:    In June 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48, which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 which occurred on January 1, 2007 had no effect on the Company's consolidated financial position and results of operations. See Note 19 for additional information related to FIN 48.

        In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard had no effect on the Company's consolidated financial position or results of operations.

        In September 2006, the FASB issued FSP AUG AIR-1 "Accounting for Planned Major Maintenance Activities" (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable "accrue in advance" method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard had no effect on the Company's consolidated financial position or results of operations.

        In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

        In February 2008, the FASB issued FSP 157-2 "Partial Deferral of the Effective Date of Statement 157" (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations. The implementation of this standard, for financial assets and financial liabilities, will not have a material impact on the Company's consolidated financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

beginning after November 15, 2007. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

        In March 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for postretirement benefit obligations as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

        In June 2007, the FASB ratified EITF 06-11 "Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations" (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company will apply the standard when required and applicable.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called "minority interests") be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company will apply the standard when required and applicable.

NOTE 3—THE INDALEX HOLDINGS ACQUISITION

        On February 2, 2006, Indalex Inc. and Indalex Limited were acquired by Indalex Holdings Finance, Inc. through its wholly-owned subsidiary, Indalex Holding Corp. for a purchase price of

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 3—THE INDALEX HOLDINGS ACQUISITION (Continued)

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

        During the year ended December 31, 2007 the Company eliminated a deferred tax liability of $7,279 for book to tax differences related to certain inventory amounts. The liability existed at the time of acquisition and was determined to no longer be necessary based on information recently provided by the seller. The liability was reversed against goodwill in the amount of $3,537, reducing goodwill to zero. The remaining liability of $3,742 was reversed against intangible assets related to customer relationships.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 4—HONEYWELL ACQUISITION

        On March 31, 2005 ("the closing date"), the Company was acquired by Honeywell International, Inc. as part of Honeywell's acquisition of Novar for a purchase price of $433,677 net of acquired cash. The table below summarizes the allocation of purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 4—HONEYWELL ACQUISITION (Continued)

        The following table summarizes the Company's financial results assuming the Honeywell Acquisition occurred at the beginning of the respective period.

Year Ended December 31, 2005
Amounts in millions
(unaudited)
Revenues	$1,021.4
Operating income	13.6
Income before income taxes	19.4
Net income	16.1

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

NOTE 6—EQUITY METHOD INVESTMENT

        On May 15, 2007 Indalex UK Limited sold its 25.01% interest in Asia Aluminum Group ("AAG") to OK Spring Roll Limited Partnership, an investment vehicle in association with ORIX Corporation. The Company received $151,215 in cash (net of transaction costs) and recorded a book gain before tax of $51,246 related to the sale.

        The investment in AAG was accounted for using the equity method of accounting. The principal business transactions between AAG and the Company include the sale of finished aluminum products where the Company uses AAG as a contract manufacturer. The Company purchases finished extruded aluminum products from AAG for resale to customers when it is more economical than manufacturing the product directly or when there are capacity constraints. Approximately 4%, 4%, 6%, 2% and 3% of the Company's net sales were sourced from AAG for the periods January 1, 2007 to May 15, 2007, January 1, 2006 to February 1, 2006, February 2, 2006 to December 31, 2006, January 1, 2005 to March 31, 2005, and April 1, 2005 to December 31, 2005, respectively.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 6—EQUITY METHOD INVESTMENT (Continued)

        Summarized financial data for AAG's operations as of May 15, 2007, February 1, 2006, December 31, 2006, March 31, 2005, and December 31, 2005 and for the periods ended is as follows:

	Period ended
		December 31, 2006		December 31, 2005
	May 15, 2007
		Jan 1-Feb 1	Feb 2-Dec 31	Jan 1-Mar 31	Apr 1-Dec 31
	Successor	Predecessor 2	Successor	Predecessor 1	Predecessor 2
Sales	$342,167	$27,840	$597,347	$85,100	$380,407
Gross profit	62,321	6,067	112,288	18,042	82,262
Net income	33,678	2,573	44,095	6,228	37,507
Current assets	576,417	427,003	447,773	484,194	449,111
Current liabilities	665,984	350,990	492,116	380,663	370,779
Non-current liabilities	38	42,964	43,954	18,949	41,107
Total assets	1,024,008	695,343	872,221	656,216	710,875
Stockholders' equity	357,986	301,390	336,151	251,694	298,989
Retained earnings	277,726	218,160	255,891	171,434	215,587

NOTE 7—INTANGIBLE ASSETS

        As part of the Indalex Holding acquisition, identifiable intangible assets were recorded. The identifiable intangible assets are being amortized on a declining balance method. The useful lives range from seven to fifteen years. The table below summarizes the identified intangible assets and annual amortization expense.

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$68,258	$(16,824)	$51,434	$72,000	$(8,682)	$63,318
Indalex trademark	17,000	(4,128)	12,872	17,000	(2,054)	14,946

Total	$85,258	$(20,952)	$64,306	$89,000	$(10,736)	$78,264

        During the year ended December 31, 2007, the Company eliminated a deferred tax liability for book to tax differences related to certain inventory amounts. $3,742 of the liability was reversed against intangible assets related to customer relationships. See Note 3 for further information.

        Future amortization expense is as follows:

Year Ended December 31,
2008	$8,073
2009	$7,316
2010	$6,860
2011	$6,449
2012	$6,449

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 8—RESTRUCTURING CHARGES

        On January 5, 2007, the Company announced the closure of its aluminum extrusion facility located in Watsonville, California. The facility ceased operations in June 2007. As a result of the closure, the Company recorded an impairment on long-lived assets of $2,000 during the year ended December 31, 2007 and $3,446 during the period February 2, 2006 to December 31, 2006 based on the appraised values of the assets expected to be disposed. During the year ended December 31, 2007, the Company recorded expense of $2,160 comprised of $1,320 for severance and related costs resulting from the termination of 99 people, of which $208 remains unpaid, and $840 of lease obligations and other exit costs.

        In September 2006, the Company initiated an overhead restructuring program. During the year ended December 31, 2007, the Company recorded expense of $1,063 in severance and related costs resulting from the termination of 33 people during the year ended December 31, 2007. The cumulative severance and related costs are $2,835 resulting from the termination of 65 people. As of December 31, 2007 and December 31, 2006, the Company had a remaining liability of $802 and $1,374, respectively.

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

        As part of the acquisition by Honeywell and included in the related purchase accounting, the Company initiated an overhead reduction program that resulted in the termination of 75 employees at a cost of $2,054, of which $127 was recorded during the year ended December 31, 2007. The program was accounting for as a part of purchase accounting. These costs related to severance costs and other eligible associated expenses. As of December 31, 2007 and December 31, 2006, the Company had a remaining liability of $0 and $8, respectively.

        The Company recorded income of $22 during the year ended December 31, 2007 related to restructuring programs initiated prior to 2005. The Company has a remaining liability of $127 as of December 31, 2007 related to restructuring programs initiated prior to 2005.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 8—RESTRUCTURING CHARGES (Continued)

        The following table summarizes the status of the Company's total restructuring costs.

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2004	$1,278	$—	$25	$1,303
January 1-March 31, 2005 charges	525	381	169	1,075
January 1-March 31, 2005 usage	(741)	(381)	(1)	(1,123)

Balance at March 31, 2005	1,062	—	193	1,255
April 1-December 31, 2005 charges	(250)	—	28	(222)
April 1-December 31, 2005 usage	(1,424)		(166)	(1,590)
Purchase Accounting reserve	2,054	—	—	2,054

Balance at December 31, 2005	1,442	—	55	1,497
January 1-February 1, 2006 charges	—	—	—	—
January 1-February 1, 2006 usage	(156)	—	(15)	(171)

Balance at February 1, 2006	1,286	—	40	1,326
February 2-December 31, 2006 charges	1,772	3,812	—	5,584
February 2-December 31, 2006 usage	(1,529)	(3,812)	(40)	(5,381)

Balance at December 31, 2006	1,529	—	—	1,529
2007 charges	2,824	5,928	840	9,592
2007 usage	(3,178)	(5,928)	(824)	(9,930)

Balance at December 31, 2007	$1,175	$—	$16	$1,191

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

        As of December 31, 2007, the Company had 297 contracts to purchase 62.3 million pounds of aluminum at prices per pound between $1.09 and $1.29 (actual). These purchase contracts are scheduled to mature between January 2008 and June 2009, and the notional amount was $65,282. As of December 31, 2007, the Company had 39 contracts to sell 108.9 million pounds of aluminum at prices between $1.07 and $1.20 (actual). These sales contracts are scheduled to mature between January 2008 and June 2008, and the notional amount was $117,854. As of December 31, 2007, the unrealized losses related to these derivatives are recorded within other current liabilities in the amount of $175. The income statement reflects a loss of $3,624 for the year ended December 31, 2007.

        As of December 31, 2006, the unrealized gains related to these derivatives are recorded within other current assets in the amount of $3,449. The income statement reflects a gain of $3,619 for the

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 9—DERIVATIVE INSTRUMENTS (Continued)

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

        The Company transacts business in foreign currencies, giving rise to foreign exchange rate risk. The purpose of the Company's foreign currency hedging activity is to protect the Company from the risk that the eventual U.S. Dollar net cash outflows resulting from foreign purchases or net cash inflows denominated in foreign currency, will be adversely affected by the changes in exchange rates. As of December 31, 2007, the Company had two contracts to buy 8.5 million Swedish Krona (SEK) at prices per US Dollar between SEK 6.72 and SEK 6.73 (actual). These purchase contracts are scheduled to mature between January 2008 and March 2008, and the notional amount was $1,264. As of December 31, 2007, the Company had nine contracts to buy 10.5 million Canadian Dollars (CAD) at prices per US Dollar between CAD .98 and CAD 1.02 (actual). These purchase contracts are scheduled to mature between January 2008 and February 2008, and the notional amount was $10,500. As of December 31, 2007, the unrealized gains related to these derivatives are recorded within other current assets in the amount of $155. The income statement reflects a gain of $147 for the year ended December 31, 2007, of which $97 is included in other expense.

        The Company's short-term debt consists of a revolving credit facility providing for borrowings up to $200.0 million. (See Note 15.) In order to manage the mix of fixed and floating rates in its revolving credit facility, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from short-term LIBOR-based variable rate payments to fixed-rate payments for a portion of its total revolver balance. As of December 31, 2007, the Company had three interest rate swap contracts with a weighted average fixed rate of 5.1%. The contracts are scheduled to mature between July 2009 and September 2009, and the notional amount was $57,500. As of December 31, 2007, the unrealized losses related to these derivatives are recorded within other current liabilities in the amount of $1,232. The income statement reflects a loss of $1,232 for the year ended December 31, 2007.

NOTE 10—AFFILIATE TRANSACTIONS

        During the year ended December 31, 2007 and period February 2, 2006 to December 31, 2006, the Company incurred management fees of $1,071 and $1,634, respectively, to Sun Capital Partners, Inc. for operational management, debt financing support and corporate governance. Sun Capital Partners charges its fees to affiliates proportionately based on a percentage of EBITDA.

        During the year ended December 31, 2007 the Company paid Sun Capital Partners fees associated with the sale of its investment in AAG of $1,532. The fees are included as part of the gain on the sale reported on the statement of income.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 10—AFFILIATE TRANSACTIONS (Continued)

        During the year ended December 31, 2007 the Company distributed $76,627 of the proceeds received from the sale of the AAG investment to its stockholders.

        For the period February 2, 2006 to December 31, 2006 the Company paid Sun Capital Partners fees associated with the Indalex Holdings acquisition of $5,475.

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

        The Company received dividend income from affiliated companies totaling $9,077 for the period January 1, 2005 to March 31, 2005.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 11—INVENTORIES

        Inventories consisted of the following:

	December 31, 2007	December 31, 2006
Raw materials	$33,206	$37,883
Work in process	2,172	4,251
Finished goods	26,551	31,001

	61,929	73,135
Less LIFO allowance	(3,664)	(5,953)

Total inventories	$58,265	$67,182

        Inventory stated on the LIFO basis amounted to $34,123 at December 31, 2007 and $35,922 at December 31, 2006. LIFO inventory liquidations resulted in a reduction of $2,289 to cost of sales on the accompanying consolidated and combined statements of income for the year ended December 31, 2007.

NOTE 12—PROPERTY, PLANT AND EQUIPMENT

        Net property, plant, and equipment consists of the following:

	December 31, 2007	December 31, 2006
Land, buildings and improvements	$89,736	$93,129
Machinery and equipment	128,622	121,774
Office equipment, furniture and vehicles	5,644	5,336
Construction in progress	15,117	3,788

	239,119	224,027
Accumulated depreciation	(46,832)	(24,539)

Net property, plant and equipment	192,287	199,488
Assets held for sale	104	150

Total property, plant and equipment	$192,391	$199,638

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 13—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consists of the following:

	December 31, 2007	December 31, 2006
Payroll and related benefits	$11,865	$18,052
Accrued accounts payable	16,830	14,678
Property and other taxes	1,685	1,040
Environmental	116	105
Restructuring	1,191	1,529
Unrealized losses on derivatives	1,407	—
Other	2,112	3,074

Total accrued expenses and other current liabilities	$35,206	$38,478

NOTE 14—OTHER LIABILITIES

        Other liabilities were comprised of the following:

	December 31, 2007	December 31, 2006
Pension	$10,314	$18,345
FIN-48	19,289	—
Environmental	1,608	1,565
Post-retirement benefits	3,868	4,362
Other post-retirement benefits	639	547
Other	5,049	5,848

Total	$40,767	$30,667

NOTE 15—DEBT

        The Company has significant debt service obligations. A revolving credit facility consists of a first-priority secured five-year asset-based revolving credit facility providing for borrowings up to $200.0 million. In addition, to fund the purchase from Honeywell, the Company issued $270.0 million of 11 1/2% notes on February 2, 2006, which mature in 2014. The bonds were recorded net of a discount of $3,437 which is amortized over the term of the bonds. On June 21, 2007 the Company repurchased Notes with a face value of $71,945 with proceeds from the sale of its investment in AAG. The Notes were redeemed at a 5% premium plus accrued interest. As a result of the tender offer for the Notes the Company recorded a loss of $7,140 which includes the following: repurchase premium ($3,597), unamortized discount on Notes ($754), unamortized debt issue costs ($2,757) and transactions costs ($32). The face value of the Notes is $198,055 and the discount is $1,917 at December 31, 2007.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 15—DEBT (Continued)

  Revolving Credit Facility

        The revolving credit facility provides an aggregate principal amount of up to $200.0 million, all of which is available in the form of loans denominated in U.S. dollars to Indalex Holding Corp. and up to $80.0 million of which is available as a revolving credit sub-facility in the form of loans denominated in Canadian dollars and loans denominated in U.S. dollars to Indalex Limited or bankers' acceptances denominated in Canadian dollars, subject in each case to the borrowing base limitations described below. Up to an aggregate of $30.0 million will be available to Indalex Holding Corp., Indalex Limited and subsidiaries of Indalex Holding Corp., to the extent that Indalex Holding Corp. or Indalex Limited is a co-applicant, for the issuance of letters of credit. As of December 31, 2007, borrowings under the revolving credit facility bore interest at a weighted average rate of 7.25%.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 15—DEBT (Continued)

        The credit agreement contains a number of restrictive covenants that impose significant operating and financial restrictions. The credit agreement limits the Company's ability to:

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

  •
  change our fiscal year.

        Also, the credit agreement requires the Company to maintain compliance with a fixed charge coverage ratio if either an average borrowing availability over a three-calendar-month period (or twelve-calendar-week period, as the case may be) or actual borrowing availability for four consecutive business days falls below $25.0 million.

        The Company was in compliance with the covenants for the years ended December 31, 2007.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 15—DEBT (Continued)

subsidiaries directly owned by Indalex Holding Corp. or any domestic subsidiary (in each case, subject to certain limitations.)

        The indenture governing the 11 1/2% Notes, among other things, limits Indalex Holding Corp.'s ability and the ability of its restricted subsidiaries to: incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into sale/leaseback transactions; and merge, consolidate or sell substantially all of the Company's assets. These covenants are subject to important exceptions and qualifications. The Company was in compliance with the covenants for the years ended December 31, 2007.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 15—DEBT (Continued)

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 15—DEBT (Continued)

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

        As indicated in Note 15, on June 21, 2007 the Company repurchased Notes with a face value of $71,945 with proceeds from the sale of its investment in AAG. As a result of the tender offer for the Notes the Company expensed $2,757 of debt issue costs that were being amortized over 8 years. The expense is included in the statement of income as part of the loss on redemption of notes.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

        On December 14, 2004, the Company sold a cast house in Ahoskie, North Carolina, for a $740 mortgage note receivable. The mortgage note receivable bears interest at 7%, was due December 31, 2007, and is collateralized by the Ahoskie land, building, and equipment. In connection with the sale, the Company entered into a five-year supply agreement with the buyer to purchase castings. Due to insufficient initial investment on the part of the buyer, this transaction was not recorded as a sale. Rather, an impairment loss of $1,356 was recorded on property, plant and equipment during the year ended December 31, 2004, and the Company retained the property, plant and equipment in its combined financial statements. The buyer ceased operations, and the Company recorded additional impairments on long-lived assets of $636 and $104 for the periods April 1, 2005 to December 31, 2005 and February 2, 2006 to December 31, 2006, respectively. The book value for the mortgage note receivable and property, plant and equipment is zero as of December 31, 2007.

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

        As discussed in Note 2—Summary of Significant Accounting Policies, the Company adopted SFAS No. 158 as of December 31, 2006. SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement benefit plans on their consolidated balance sheet and recognize as a component of other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard. The impact of adopting SFAS No. 158 resulted in an adjustment to the pension liability as shown in the table below:

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 18—EMPLOYEE BENEFIT PLANS (Continued)

        The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's pension and post-retirement plans. The Company uses a December 31 measurement date.

	December 31, 2007		December 31, 2006
	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Change in projected benefit obligation
Benefit obligation at February 1, 2006			$139,530	$5,081
Benefit obligation at January 1, 2007	$129,768	$4,853
Service cost (including expenses)	377	33	956	54
Interest cost	6,940	242	6,760	244
Plan participants' contributions	—	41	—	27
Obligation being settled	(18,113)	—	(9,001)	—
Special termination benefits	1,110	—	—	—
Actuarial gain	(7,987)	(679)	(2,544)	(101)
Benefits paid	(6,555)	(322)	(5,268)	(452)
Impact of currency exchange	6,844	—	(665)	—

Projected benefit obligation at end of year	$112,384	$4,168	$129,768	$4,853

Change in plan assets
Fair value of plan assets at February 1, 2006			$107,583	$—
Fair value of plan assets at January 1, 2007	$111,424	$—
Actual return on plan assets	4,586	—	8,764	—
Employer contribution	5,404	281	10,565	425
Plan participants' contributions	—	41	—	27
Benefits paid	(6,555)	(322)	(5,268)	(452)
Expenses paid	(627)	—	(607)	—
Settlement payments	(16,703)	—	(9,265)	—
Impact of currency exchange	4,540	—	(348)	—

Fair value of plan assets at end of year	$102,069	$—	$111,424	$—

	December 31, 2007		December 31, 2006
	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Funded status	$(10,314)	$(4,168)	$(18,345)	$(4,853)

Net amount recognized	$(10,314)	$(4,168)	$(18,345)	$(4,853)

Amounts recognized in the statement of financial position consist of:
Other long-term liabilities	$(10,314)	$(3,868)	$(18,345)	$(4,362)
Accrued expenses and other current liabilities	—	(300)	—	(491)

Net amount recognized	$(10,314)	$(4,168)	$(18,345)	$(4,853)

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 18—EMPLOYEE BENEFIT PLANS (Continued)

	December 31, 2007		December 31, 2006
	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Actuarial gain	$9,820	$823	$4,422	$115

Net amount recognized, before tax effect	$9,820	$823	$4,422	$115

        The accumulated benefit obligation for the defined benefit pension plans was $84,012 and $129,481 at December 31, 2007 and December 31, 2006, respectively.

        Net periodic pension costs for the plans include the following components:

	Years ended
		December 31, 2006		December 31, 2005
	Dec 31, 2007	Jan 1-Feb 1	Feb 2-Dec 31	Jan 1-Mar 31	Apr 1-Dec 31
	Successor	Predecessor 2	Successor	Predecessor 1	Predecessor 2
Service cost	$493	$101	$956	$288	$836
Interest cost	6,940	776	6,760	1,954	6,766
Expected return on assets	(6,782)	(671)	(6,270)	(1,492)	(5,160)
Amortization of prior service cost	—	—	—	31	—
Amortization of transition obligation	—	—	—	(122)	—
Recognized actuarial (gain) loss	(4)	5	—	820	—
Settlement (gain) loss	163	—	(11)	—	—
Curtailment income	—	—	—	—	(13)
Special termination benefits	1,023	—	—	—	—

Net periodic benefit cost	$1,833	$211	$1,435	$1,479	$2,429

        Net periodic post-retirement benefit cost (income) for the plans include the following components:

	Years ended
		December 31, 2006		December 31, 2005
	Dec 31, 2007	Jan 1-Feb 1	Feb 2-Dec 31	Jan 1-Mar 31	Apr 1-Dec 31
	Successor	Predecessor 2	Successor	Predecessor 1	Predecessor 2
Service cost	$33	$5	$54	$24	$81
Interest cost	242	23	244	141	403
Recognized actuarial (gain) loss	(3)	—	—	63	—
Amortization of prior service cost	—	(10)	—	—	—
Curtailment income	—	—	—	—	(3,121)

Net periodic benefit cost (income)	$272	$18	$298	$228	$(2,637)

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 18—EMPLOYEE BENEFIT PLANS (Continued)

        During the year ended December 31, 2007, the Company recognized a special termination benefits loss of $1,110 and a net settlement loss of $177 as a result of executing a wind-up of part of its Canadian pension plan. The losses are included in other expense.

        During the period from February 2, 2006 to December 31, 2006, the Company recognized a net settlement gain of $11 as a result of executing a wind-up of part of its Canadian pension plan.

        During the period from April 1, 2005 to December 31, 2005, the Company recognized a curtailment gain of $13 from reducing the number of participants in the Plan.

        During the period April 1, 2005 to December 31, 2005, the Company approved amendments to the post-retirement plan to reduce the benefits provided to current and future retirees. The change resulted in a curtailment gain of $3,121. The gain is included in other income.

        Actuarial assumptions used in determining the benefit obligation and net periodic benefit cost for the benefit plans are presented in the following table:

	Dec 31, 2007	Jan 1-Feb 1, 2006	Feb 2-Dec 31, 2006	Jan 1-Mar 31, 2005	Apr 1-Dec 31, 2005
	Successor	Predecessor 2	Successor	Predecessor 1	Predecessor 2
Actuarial assumptions used to determine benefit obligations:
Discount rate	6.41%	5.62%	5.84%	5.75%	5.50%
Expected annual rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%
Actuarial assumptions used to determine period benefit cost:
Discount rate	5.84%	5.50%	5.62%	6.00%	5.75%
Expected rate of return on plan assets	7.00%	8.00%	8.00%	8.00%	8.00%

        The Company used an assumption of 7.00% for the year ended December 31, 2007 and 8.00% for the periods January 1, 2006 to February 1, 2006, February 2, 2006 to December 31, 2006, January 1, 2005 to March 31, 2005, and April 1, 2005 to December 31, 2005 for long-term rate-of-return on plan assets used to determine period benefit cost. In evaluating the reasonableness of this assumption, the Company used a combination of historical returns and weighted-average expected returns for each asset class. The forward-looking approach is based on the most recent Investment Consulting Capital Markets Outlook of the Company's actuary. The Investment Consulting Capital Markets Outlook defines the outlook for various market assumptions based on a 20-year timeframe. The Company's actuary reviews its forward-looking investment returns assumptions every three months and repeatedly checks to see whether assumptions are consistent with market conditions.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 18—EMPLOYEE BENEFIT PLANS (Continued)

        Actuarial assumptions used in determining the benefit obligation and net periodic benefit cost for the post-retirement benefits are presented in the following table:

	Dec 31, 2007	Jan 1-Feb 1, 2006	Feb 2-Dec 31, 2006	Jan 1-Mar 31 2005	Apr 1-Dec 31, 2005
	Successor	Predecessor 2	Successor	Predecessor 1	Predecessor 2
Actuarial assumptions used to determine benefit obligations:
Discount rate	6.10%	5.50%	5.70%	5.75%	5.50%
Actuarial assumptions used to determine period benefit cost:
Discount rate	5.70%	5.50%	5.50%	6.00%	5.75%

        A 9% increase in the per capita cost of healthcare has been assumed for 2006, increasing to 9.5% for 2007, before declining to an ultimate rate of 5% in 2013. A 1% increase in the assumed healthcare trend rate increases service and interest cost by $13 and the accumulated benefit obligation by $178. A 1% decrease in the rate reduces service and interest costs by $12 and the accumulated benefit obligation by $162.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 18—EMPLOYEE BENEFIT PLANS (Continued)

        Pension plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	Dec 31, 2007	Dec 31, 2006
Projected benefit obligation	$84,149	$103,957
Accumulated benefit obligation	84,012	103,670
Fair value of plan assets	81,024	85,378

        The Company expects to contribute $4,303 to the pension plans during 2008.

        The objective of the Company's investment policy is to maximize the return of invested assets while maintaining an appropriate level of diversification to minimize risk. The Company's policy sets forth specific criteria used in the selection and ongoing evaluation of individual fund managers.

        The Company's investment committee generally meets quarterly with a registered investment advisor to review actual performance against relevant benchmarks. The weighted-average asset allocations of invested assets held in the defined benefit plans were as follows:

	Asset Allocation
	December 31, 2007				December 31, 2006
	United States		Canada		United States		Canada
	Actual	Target	Actual	Target	Actual	Target	Actual	Target
Equity securities	56.6%	60.0%	—%	—%	61.5%	60.0%	—%	—%
Debt securities and cash	43.4%	40.0%	100.0%	100.0%	38.5%	40.0%	100.0%	100.0%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

        Benefit payments over the next ten years, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31	Pension	Other Post-Retirement Benefits
2008	$24,833	$371
2009	5,689	398
2010	5,808	444
2011	5,914	376
2012	6,013	366
2013–2017	32,142	1,773

	$80,399	$3,728

        The Company also participates in defined contribution and multi-employer pension plans. The contributions were $4,141, $343, $3,473, $917 and $2,736 and the expense was $4,164, $268, $3,622, $940 and $2,668 for the year ended December 31, 2007 and the periods from January 1, 2006 to February 1, 2006, February 2, 2006 to December 31, 2006, January 1, 2005 to March 31, 2005, and from April 1, 2005 to December 31, 2005, respectively.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 19—INCOME TAXES

        The income tax provision (benefit) consists of the following components:

	Years ended
		December 31, 2006		December 31, 2005
	December 31, 2007
		Jan 1-Feb 1	Feb 2-Dec 31	Jan 1-Mar 31	Apr 1-Dec 31
	Successor	Predecessor 2	Successor	Predecessor 1	Predecessor 2
Current:
Federal	$1,134	$(200)	$1,648	$(245)	$5,476
State	284	(35)	420	(135)	310
Foreign	470	(50)	538	607	2,327

	1,888	(285)	2,606	227	8,113

Deferred:
Federal	(6,973)	986	(8,066)	(434)	(5,510)
State	(70)	174	(73)	57	170
Foreign	(1,052)	(172)	(3,190)	159	(861)

	(8,095)	988	(11,329)	(218)	(6,201)

Total	$(6,207)	$703	$(8,723)	$9	$1,912

        The amount of the provision (benefit) for taxes differs from the amount that would result from calculating the provision at the Company's basic U.S. tax rate of 35%. Reconciliation between the federal statutory rate and the Company's effective tax rate follows:

	Years ended
				December 31, 2005
		December 31, 2006
	December 31, 2007			Jan 1-March 31
		Jan 1-Feb 1	Feb 2-Dec 31		April 1-Dec 31
	Successor	Predecessor 2	Successor	Predecessor 2	Predecessor 1
Tax at statutory rate	$(4,614)	$820	(11,417)	$3,273	$5,464
State income taxes, net of federal benefits	215	139	420	(78)	480
Dividends not subject to tax	—	—	—	(3,177)	—
Equity earnings not subject to tax	(670)	(219)	(2,432)	(545)	(3,283)
Sale of equity method investment	367	—	—	—	—
Enacted foreign rate changes	(1,489)	—	—	—	—
Foreign rate differences	603	(22)	279	109	205
Transaction costs not deductible	57	—	1,171	—	—
Foreign tax (credits) allowance	(589)	—	1,648	—	—
Valuation allowance (reversal)	(1,806)	—	1,800	—	—
NOL write-off	1,275	—	—	—	—
Other, net	444	(15)	(192)	427	(954)

Tax at effective tax rate	$(6,207)	$703	$(8,723)	$9	$1,912

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 19—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006 are presented below:

	Dec 31, 2007	Dec 31, 2006
Deferred tax assets:
Accrued expenses	$6,038	$7,490
Inventory	1,818	—
Equity investment	—	2,732
Goodwill amortized for tax	13,014	14,750
Pension and post-retirement	5,063	9,147
Net operating losses	20,704	1,800
Hedging	511	—
Other	2,801	2,101
Valuation allowance	(1,536)	(1,800)

Total deferred tax assets	48,413	36,220
Deferred tax liabilities:
Property, plant, and equipment	(23,226)	(28,773)
Intangible assets	(22,500)	(26,746)
Inventory	—	(6,636)
Hedging	—	(1,380)
Foreign currency translation gain	(3,444)	—

Total deferred tax liabilities	(49,170)	(63,535)

Net deferred tax liability	$(757)	$(27,315)

Included in the balance sheet:
Current deferred tax assets in excess of liabilities	$5,434	$—
Current deferred tax liabilities in excess of assets	—	(2,456)
Noncurrent deferred tax liabilities in excess of assets	(6,191)	(24,859)

Net deferred tax liability	$(757)	$(27,315)

        The Company recognized a deferred tax liability related to other comprehensive income of $2,665, $0 and $1,831 for the year ended December 31, 2007 and periods January 1, 2006 to February 1, 2006, and February 2, 2006 to December 31, 2006, respectively. The Company recognized a deferred tax benefit related to other comprehensive income of $0, and $335 for the periods January 1, 2005 to March 31, 2005 and April 1, 2005 to December 31, 2005, respectively. For financial statement purposes, the provision/benefit was included in other comprehensive income.

        For the year ended December 31, 2007 the Company recorded a deferred tax liability of $3,444 to other comprehensive income related to the translation of an intercompany loan.

        As of January 1, 2007, the Company adopted the provisions of FIN 48 as described in Note 2. The adoption of FIN 48 had no effect on the Company's consolidated financials position and results of operations.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 19—INCOME TAXES (Continued)

        The following table summarizes the activity related to the Company's unrecognized tax benefits:

Unrecognized tax benefits, January 1, 2007	$—
Increases in positions taken in a prior period	—
Decreases in positions taken in a prior period	—
Increases in positions taken in a current period	18,880
Decreases in positions taken in a current period	—
Decreases due to settlements	—
Decreases due to lapse of statute of limitations	—
Foreign currency translation	409

Unrecognized tax benefits, December 31, 2007	$19,289

        The net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized as of December 31, 2007, are $16,787. Net operating losses offset this tax expense.

        Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense. Accrued interest and penalties were $0 and $204 as of January 1, 2007 and December 31, 2007, respectively.

        During the period January 1, 2007 through December 31, 2007, the Company increased its uncertain tax benefits by $16,170 for uncertain tax positions related to the sale of its investment in AAG. The uncertain tax positions relate to the basis and trading activities of the investment in AAG. The provision for uncertain tax benefits was recorded against income tax expense, except for $409 recorded to cumulative translation adjustment. Net operating losses offset the provision recorded against income tax expense. Over the next twelve months if proposed legislation is enacted a reduction to uncertain tax benefits of $4,841 may be recorded.

        During the period January 1, 2007 through December 31, 2007, the Company also increased its uncertain tax benefits by $3,119 related to the use of incorrect accounting methods ($1,909), deducting financing transaction costs in the US and Canada ($922), and related party loans ($288). Over the next twelve months the filing of forms 3115 may reduce the uncertain tax benefits by $1,909. This amount will be substantially offset by the release of deferred tax assets.

        The Company (excluding Indalex Limited and subsidiaries) was included in the combined federal income tax return of Novar USA Inc. through March 31, 2005. From April 1, 2005 to February 1, 2006, the Company was included in the federal income tax return of Honeywell. Tax years prior to February 1, 2006 are subject to an indemnification agreement with Honeywell so there are no open IRS audits for these years. There are no audits open for the period February 2, 2006 to December 31, 2007.

        The respective state corporate income tax returns of each subsidiary are filed on a separate or combined entity basis as applicable. The state statutes are generally open for 2003-2007. Tax years prior to February 1, 2006 are subject to an indemnification agreement with Honeywell. There is one audit in process for the period 2003-2006.

        Indalex Limited and each of its subsidiaries file separate income tax returns. Tax years prior to February 1, 2006 are subject to an indemnification agreement with Honeywell. There are no audits open.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 20—COMMITMENTS AND CONTINGENCIES

        The Company has entered into several long-term contracts with metal suppliers to purchase aluminum billet. The price of billet is based primarily on the average Midwest Transaction price plus a fixed billet premium. The Midwest Transaction average changes monthly. The minimum purchase commitments as of December 31, 2007 are as follows:

Year Ending December 31	Amount
2008	$268,424
2009	31,408

Total commitments	$299,832

        The Company has also committed to purchasing natural gas. The commitments as of December 31, 2007 are as follows:

Year Ending December 31	Amount
2008	$13,758
2009	10,842
2010	3,790

Total commitments	$28,390

        As of December 31, 2007, the Company has committed approximately $9,248 for the purchase of property and equipment related to incomplete projects.

        As of December 31, 2007, the Company has outstanding letters of credit commitments of $9,175 related to its general insurance coverage. The letters of credit expire after one year but renew automatically for another year unless the Company notifies the beneficiary at least ninety days prior to the expiration date.

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

Environmental obligations

        The Company established environmental reserves totaling $1,724 and $1,670 as of December 31, 2007 and December 31, 2006, respectively. $116 and $105 was included in current liabilities as of December 31, 2007 and December 31, 2006, respectively. Liabilities are recorded when environmental remedial efforts or damage claim payments are probable and the range of possible costs can be reasonably estimated. In those cases where an amount within the range is judged most likely to be incurred, that amount is recorded. Where no specific amount within the range of possible costs is considered more probable to be incurred than any other, the lower end of the range is typically used.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 20—COMMITMENTS AND CONTINGENCIES (Continued)

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

        The Company is responsible for the cleanup of a formerly owned property that a release of hazardous substances occurred. There is the possibility of a claim for natural resources damages at the site and it is likely that the Company will have an obligation to pay compensation for that damage if the claim is asserted. The amount of natural resource damages to be paid would be determined by a formula. Based on the application of that formula, the Company estimates the total liability ranges from $500 to $1,850. The Company believes that the ultimate liability will be in the lower limits of the range. Also, an additional $100 has been reserved to cover the costs of further groundwater monitoring at this site. The Company has recorded a reserve of $600 for this location.

        The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 or "CERCLA" with respect to approximately 19 offsite locations to which the Company's corporate predecessors sent waste materials. Although the designation of an entity as a PRP is rarely withdrawn, the Company's inquiries and evaluations have led it to conclude that it has little or no liability at most of these sites. For those sites where the Company is judged likely to share responsibility for cleanup and other costs, the Company has reserved a total of $480 of which $450 is attributable to one location. The full range of aggregate potential liability at these sites is estimated to be from $255 to $1,305.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 20—COMMITMENTS AND CONTINGENCIES (Continued)

        The Company believes its reserves for environmental matters are adequate, based on the information currently available.

NOTE 21—LEASING ARRANGEMENTS

        The Company leases property, plant, and equipment under operating leases which expire at various dates through 2015. At December 31, 2007, future minimum lease payments under noncancelable operating leases with terms of one year or more are as follows:

Year Ending December 31	Amount
2008	$2,866
2009	1,975
2010	1,402
2011	726
2012	264
Thereafter	441

Total commitments	$7,674

        Total lease expense for all operating leases was approximately $3,459, $415, $3,593, $1,834 and $5,659 for the year ended December 31, 2007 and the periods January 1, 2006 to February 1, 2006, February 2, 2006 to December 31, 2006, January 1, 2005 to March 31, 2005, and April 1, 2005 to December 31, 2005, respectively.

        In December 2005, the Company renegotiated its lease of an extrusion press in Canada. In March 2006, the Company renegotiated its lease of an extrusion press in Elkhart, Indiana. Both leases qualify as capital leases. As of December 31, 2007, future minimum lease payments, including the final buyout payment, are as follows:

Year Ending December 31	Amount
2008	2,017
2009	1,931
2010	1,758

5,706
Amount representing interest	(481)

Present value of net minimum lease payments	5,225
Current portion	(1,563)

Long-term portion capital lease obligation	$3,662

        At December 31, 2007, the cost of the capital leases was $6,965 and accumulated depreciation was $3,036.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 22—STOCK-BASED COMPENSATION

        In May 2006, certain employees of the Company were granted options to purchase shares of Indalex Holdings Finance, Inc. Stock options expire ten years from the date of grant.

        Under the Plan, options are granted with an exercise price equal to or greater than the market value of the Company on the date of grant. A public market does not exist for the stock so the market value of the Company was based on its recent purchase price. The fair value of options on their grant date was measured using the Black-Scholes option-pricing model. The weighted average estimated value of employee stock options granted was $26.01 per share for the year ended December 31, 2007 and $42.54 per share for the period February 2, 2006 to December 31, 2006. Key assumptions used to apply this pricing model are as follows:

	Years ended
	December 31, 2007	December 31, 2006
Risk-free interest rate	4.41%	4.98%
Expected life option grants (in years)	10.0	6.42
Expected volatility of underlying stock	30.6%	26.3%
Expected dividend yield	0.0%	0.0%

        The expected to vest options are based on forfeiture assumptions derived from historical experience. Forfeiture assumptions are reviewed through the vesting period, and adjustments are made if actual forfeitures differ materially from previous estimates. The cumulative effect of a change in estimated forfeitures is recognized in the period of change.

        The expected volatility of the underlying stock for options granted during the period February 2, 2006 to December 31, 2006 was based on the daily historical closing price volatility of the Dow Jones Industrial Metals Small Cap Index over the period equal to the expected term ending on the grant date. The Dow Jones Industrial Metals Small Cap Index ceased to exist in 2007. The expected volatility of the underlying stock for options granted during the year ended December 31, 2007 was based on the daily historical closing price volatility of the Dow Jones Industrial Metals Index over the period equal to the expected term ending on the grant date.

        For the year ended December 31, 2007, the Company recorded compensation expense of $1,086. The Company expects to record future stock compensation expense of $1,000 over a weighted average period of 2.3 years.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 22—STOCK-BASED COMPENSATION (Continued)

        A summary of stock option activity is provided below:

	Year ended December 31, 2007
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at beginning of period	70,000	$111.25
Granted	7,000	132.32
Forfeited	(12,400)	111.25
Exercised	n/a	n/a
Expired	n/a	n/a

Outstanding at end of period	64,600	$113.53	$—	8.54

Exercisable at end of period	14,400	$113.30	$—	8.43

        As of December 31, 2007, 50,200 options with a weighted average exercise price of $113.60 are due to expire between 2016 and 2017.

        As of December 31, 2007, 14,400 options have vested, and 48,960 options are expected to vest between 2008 and 2012.

        Options vesting during the year ended December 31, 2007 were as follows:

Grant Date	Vesting Date	Numbers of Options Vesting During Period	Fair Value Per Option	Fair Value of Options Vesting
5/19/2006	5/19/2007	2,800	$39.70	$111
7/25/2007	12/1/2007	400	$18.38	$7

		3,200		$118

        Certain employees of the Company were granted options to purchase shares of Novar plc under the Novar plc Executive Share Option Scheme and the Novar plc 1996 Executive Share Option Scheme (the "Plans"). Under the Plans, options were granted with exercise prices equal to the quoted market price of Novar plc's stock on the date of the grant. All options existing at March 31, 2005 were liquidated with the sale of Novar to Honeywell. For the period January 1, 2005 to March 31, 2005 the Company recognized stock-based compensation expense of $1,244. Additional compensation expense of $311 was recognized during this period to reflect Honeywell's approval to compensate option holders for the dividend paid to Novar plc shareholders. Under the Predecessor 2 company, no stock-based compensation plans existed at December 31, 2005.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 22—STOCK-BASED COMPENSATION (Continued)

        A summary of stock option activity for the Plans is set forth below (shares in thousands):

March 31, 2005
	Number of options	Weighted Average Exercise Price
Outstanding at beginning of year	3,592	$2.68
Granted	—	—
Exercised	(3,592)	2.68
Forfeited and expired	—	—

Outstanding at end of year	—	n/a

Options exercisable at year-end	—

NOTE 23—GEOGRAPHIC DATA

	Net Sales					Long-Lived Assets
	Years ended					Years ended
		December 31, 2006		December 31, 2005
	Dec 31, 2007	Jan 1-Feb 1	Feb 2-Dec 31	Jan 1-Mar 31	Apr 1-Dec 31	Dec 31, 2007	Dec 31, 2006
	Successor	Predecessor 2	Successor	Predecessor 1	Predecessor 2	Successor	Successor
United States	$903,388	$85,253	$957,328	$199,689	$648,753	$177,035	$192,859
Canada	199,272	14,497	182,403	39,275	130,544	91,829	202,816
Other International	2,675	269	3,111	885	2,224	—	—

	$1,105,335	$100,019	$1,142,842	$239,849	$781,521	$268,864	$395,675

NOTE 24—IMPAIRMENT ON LONG-LIVED ASSETS

        In December 2007, the Company idled an anodizing line at its Modesto, CA facility due to a slowdown in sales volume. As a result, the Company recorded an impairment on long-lived assets of $2,051.

        In December 2007, the Company razed one of its two Connersville, IN facilities, at which a six-inch press had been idled in June 2006. As a result, the Company recorded an impairment on long-lived assets of $373.

        In December 2007, the Company idled the small powder paint line at its Gainesville, GA facility. As a result of idling the paint line, the Company recorded an impairment on long-lived assets of $172.

        In December 2007, the Company idled the paint line at its Calgary, AB facility. As a result of idling the paint line, the Company recorded an impairment on long-lived assets of $115.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 24—IMPAIRMENT ON LONG-LIVED ASSETS (Continued)

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

        Measurement of impairment losses is based on the estimated fair value of the asset, generally determined on a discounted after-tax cash flow basis.

NOTE 25—DISCONTINUED OPERATIONS

        During February 2004, the Company sold substantially all of the assets and related operational obligations of Brampton to Breyer Industries Limited. The Company incurred pre-tax expenses of $77 for the period January 1, 2005 to March 31, 2005 related to this discontinued operation.

NOTE 26—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 26—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Balance Sheet—Guarantor and Non-Guarantor
As of December 31, 2007 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$7,179	$740	$—	$7,919
Accounts receivable, net	—	48,920	34,368	—	83,288
Receivable from affiliates	—	3,190	17,229	(20,419)	—
Receivable from suppliers	—	5,241	—	—	5,241
Inventories	—	40,465	17,800	—	58,265
Prepaid expenses and other current assets	—	2,238	8,169	—	10,407
Deferred income taxes	—	5,188	246	—	5,434

Total current assets	—	112,421	78,552	(20,419)	170,554
Notes receivable from affiliates	—	40,351	—	(40,351)	—
Investment in subsidiary	111,250	—	—	(111,250)	—
Property, plant, and equipment, net	—	128,655	63,736	—	192,391
Other intangibles, net	—	41,997	22,309	—	64,306
Deferred financing costs	—	4,404	5,159	—	9,563
Other assets	—	1,979	625	—	2,604

Total assets	$111,250	$329,807	$170,381	$(172,020)	$439,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$33,480	$35,645	$—	$69,125
Payable to affiliates	—	17,229	3,190	(20,419)	—
Income taxes payable (refundable)	—	(853)	1,124	—	271
Accrued expenses and other current liabilities	—	28,400	6,806	—	35,206
Accrued interest	—	10,060	100	—	10,160
Capital lease obligation	—	605	958	—	1,563
Revolver borrowings	10	67,490	—	—	67,500

Total current liabilities	10	156,411	47,823	(20,419)	183,825
Notes payable to affiliates	—	—	40,351	(40,351)	—
Other liabilities	—	28,328	12,439	—	40,767
Capital lease obligation	—	1,793	1,869	—	3,662
Long-term debt	—	196,138	—	—	196,138
Deferred income taxes	—	(1,306)	7,497	—	6,191

Total liabilities	10	381,364	109,979	(60,770)	430,583

Commitments and contingencies (Note 20)
Stockholders' equity:
Common stock	1	1	—	(1)	1
Additional paid-in capital	111,249	4,864	30,260	(111,249)	35,124
Treasury stock	(10)	—	—	—	(10)
Retained earnings (accumulated deficit)	—	(69,184)	38,310	—	(30,874)
Accumulated other comprehensive income (loss)	—	12,762	(8,168)	—	4,594

Total stockholders' equity	111,240	(51,557)	60,402	(111,250)	8,835

Total liabilities and stockholders' equity	$111,250	$329,807	$170,381	$(172,020)	$439,418

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 26—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Balance Sheet—Guarantor and Non-Guarantor
Year Ended December 31, 2006 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$6,777	$4,380	$—	$11,157
Accounts receivable, net	—	66,840	37,084	—	103,924
Receivable from affiliates	—	9,994	3,440	(13,434)	—
Receivable from suppliers	—	8,980	—	—	8,980
Inventories	—	46,254	20,928	—	67,182
Prepaid expenses and other current assets	—	8,641	2,124	—	10,765
Deferred income tax	—	—	567	(567)	—

Total current assets	—	147,486	68,523	(14,001)	202,008
Notes receivable from affiliates	—	156,728	—	(156,728)	—
Investment in AAG	—	—	96,950	—	96,950
Investment in subsidiary	111,250	—	—	(111,250)	—
Property, plant, and equipment, net	—	130,925	68,713	—	199,638
Goodwill	—	2,112	1,425	—	3,537
Other intangibles, net	—	50,913	27,351	—	78,264
Deferred financing costs	—	6,584	8,010	—	14,594
Other assets	—	2,325	367	—	2,692

Total assets	$111,250	$497,073	$271,339	$(281,979)	$597,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$41,634	$25,146	$—	$66,780
Payable to affiliates	—	2,909	10,525	(13,434)	—
Income taxes payable	—	2,130	518	—	2,648
Deferred income taxes	—	3,023	—	(567)	2,456
Accrued expenses and other current liabilities	—	32,293	6,185	—	38,478
Accrued interest	—	13,617	189	—	13,806
Capital lease obligation	—	481	762	—	1,243
Checks in excess of bank balance	—	—	—	—	—
Revolver borrowings	10	40,090	15,617	—	55,717

Total current liabilities	10	136,177	58,942	(14,001)	181,128
Notes payable to affiliates	—	—	156,728	(156,728)	—
Other liabilities	—	25,673	4,994	—	30,667
Capital lease obligation	—	2,343	2,331	—	4,674
Long-term debt	—	266,957	—	—	266,957
Deferred income taxes	—	12,413	12,446	—	24,859

Total liabilities	10	443,563	235,441	(170,729)	508,285

Commitments and contingencies (Note 20)
Stockholders' equity:
Common stock	1	1	—	(1)	1
Additional paid-in capital	111,249	78,005	32,660	(111,249)	110,665
Treasury stock	(10)	—	—	—	(10)
Accumulated deficit	—	(23,821)	(77)	—	(23,898)
Accumulated other comprehensive income (loss)	—	(675)	3,315	—	2,640

Total stockholders' equity	111,240	53,510	35,898	(111,250)	89,398

Total liabilities and stockholders' equity	$111,250	$497,073	$271,339	$(281,979)	$597,683

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 26—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor
Year Ended December 31, 2007 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Net sales	$—	$770,954	$449,721	$(115,340)	$1,105,335
Costs and expenses:
Cost of sales	—	733,143	431,057	(115,340)	1,048,860
Selling, general, and administrative	—	37,922	14,007	—	51,929
Management fees to affiliates	—	780	291	—	1,071
Amortization of intangible assets	—	6,471	3,745	—	10,216
Other (income) expense	—	(99)	4,658	—	4,559
Restructuring charges	—	3,106	558	—	3,664
Impairment of long-lived assets	—	9,340	115	—	9,455
Gain on disposal of assets	—	(42)	—	—	(42)
Mark-to-market on derivatives	—	4,806	—	—	4,806

Total costs and expenses	—	795,427	454,431	(115,340)	1,134,518

Income (loss) from operations	—	(24,473)	(4,710)	—	(29,183)
Other income (expense):
Interest to affiliates, net	—	10,501	(10,501)	—	—
External interest expense	—	(34,131)	(1,097)	—	(35,228)
Deferred financing costs	—	(1,057)	(1,223)	—	(2,280)
Interest income	—	422	43	—	465
Loss on redemption of notes	—	(5,508)	(1,632)	—	(7,140)
Income from equity method investment in AAG	—	—	8,937	—	8,937
Gain on sale of equity method investment in AAG	—	—	51,246	—	51,246

Income (loss) before income taxes	—	(54,246)	41,063	—	(13,183)
Income tax benefit	—	(5,625)	(582)	—	(6,207)

Net income (loss)	$—	$(48,621)	$41,645	$—	$(6,976)

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 26—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Cash Flows—Guarantor and Non-Guarantor
Year Ended December 31, 2007 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$—	$(48,621)	$41,645	$—	$(6,976)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	—	23,479	10,720	—	34,199
Amortization of intangible assets	—	6,471	3,745	—	10,216
Amortization of deferred financing costs	—	1,057	1,223	—	2,280
Amortization of bond discount	—	373	—	—	373
Gain on disposal of assets	—	(42)	—	—	(42)
Impairment of long-lived assets	—	9,340	115	—	9,455
Other	—	3,259	(2,856)	—	403
Income from equity method investment in AAG	—	—	(8,937)	—	(8,937)
Dividends from equity method investment in AAG	—	—	5,895	—	5,895
Gain on sale of AAG investment	—	—	(51,246)	—	(51,246)
Loss on redemption of notes		5,508	1,632	—	7,140
Stock-based compensation	—	1,086	—	—	1,086
Deferred income taxes	—	(7,042)	(1,057)	—	(8,099)
Changes in operating assets and liabilities, net of the effect of the acquisition:
Accounts receivable	—	17,920	7,851	—	25,771
Receivable from affiliates	—	6,804	(11,215)	4,411	—
Inventories	—	5,789	5,787	—	11,576
Prepaids and other assets	—	10,488	(4,989)	—	5,499
Income taxes payable/refundable	—	(2,983)	438	—	(2,545)
Accounts payable	—	(8,182)	5,174	—	(3,008)
Accrued expenses and other liabilities	—	(12,129)	148	—	(11,981)
Payable to affiliates	—	14,320	(7,812)	(6,508)	—

Net cash from operating activities	—	26,895	(3,739)	(2,097)	21,059

Cash flows from investing activities
Capital expenditures	—	(30,782)	(6,033)	—	(36,815)
Proceeds from sales of property, plant and equipment	—	224	—	—	224
Proceeds from sale of equity method investment in AAG	—	—	151,238	—	151,238

Net cash from investing activities	—	(30,558)	145,205	—	114,647

Cash flows from financing activities
Dividends and distributions	—	(76,627)	—	—	(76,627)
Payments on capital lease obligation	—	(426)	(688)	—	(1,114)
Borrowings (repayments)	—	27,399	(16,930)	—	10,469
Net (payments to) collections from affiliates on notes	—	129,261	(129,261)	—	—
Redemption of notes	—	(75,542)	—	—	(75,542)

Net cash from financing activities	—	4,065	(146,879)	—	(142,814)

Effect of changes in foreign exchange rates on cash	—	—	1,773	2,097	3,870

Net change in cash and cash equivalents	—	402	(3,640)	—	(3,238)
Cash and cash equivalents
Beginning of period	—	6,777	4,380	—	11,157

End of period	$—	$7,179	$740	$—	$7,919

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 26—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Combined Statement of Income—Guarantor and Non-Guarantor
For the Period January 1, 2006 through February 1, 2006 (Predecessor 2)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Combined
Net sales	$—	$71,591	$30,035	$(1,607)	$100,019
Costs and expenses:
Cost of sales	—	68,152	28,582	(1,607)	95,127
Selling, general, and administrative	—	4,157	1,391	—	5,548
Management fees to affiliates	—	125	—	—	125
Amortization of intangible assets	—	598	322	—	920
Other (income) expense	—	(14)	209	—	195
Mark-to-market on derivatives	—	(3,619)	—	—	(3,619)

Total costs and expenses	—	69,399	30,504	(1,607)	98,296

Income (loss) from operations	—	2,192	(469)	—	1,723
Other income (expense):
External interest expense	—	1	(25)	—	(24)
Income from equity method investment in AAG	—	—	643	—	643

Income before income taxes	—	2,193	149	—	2,342
Income tax provision (benefit)	—	925	(222)	—	703

Net income	$—	$1,268	$371	$—	$1,639

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 26—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 26—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 26—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 26—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 26—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Combined Statement of Income—Guarantor and Non-Guarantor
Period April 1, 2005 to December 31, 2005 (Predecessor 2)

	Parent Company	Guarantor Company	Non-Guarantor Company	Elimination	Combined
Net sales	$—	$549,602	$288,167	$(56,248)	$781,521
Costs and expenses:
Cost of sales	—	514,800	269,247	(56,248)	727,799
Selling, general, and administrative	—	24,791	11,142	—	35,933
Management fees to affiliates	—	1,131	—	—	1,131
Amortization of intangible assets	—	5,383	2,899	—	8,282
Other (income) expense	—	(2,219)	1,394	—	(825)
Restructuring charges	—	(222)	—	—	(222)
Impairment of long-lived assets	—	636	—	—	636
Gain on disposal of assets	—	(126)	(20)	—	(146)
Mark-to-market on derivatives	—	(1,200)	—	—	(1,200)

Total costs and expenses	—	542,974	284,662	(56,248)	771,388

Income from operations	—	6,628	3,505	—	10,133
Other income (expense):
Interest to affiliates, net	—	(3,712)	—	—	(3,712)
External interest expense	—	(333)	—	—	(333)
Interest income	—	46	98	—	144
Income from equity method investment in AAG	—	—	9,380	—	9,380

Income before income taxes	—	2,629	12,983	—	15,612
Income tax provision	—	446	1,466	—	1,912

Net income	$—	$2,183	$11,517	$—	$13,700

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 26—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 26—CONSOLIDATED AND COMBINED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2007, December 31, 2006 and December 31, 2005

(Dollars in thousands)

NOTE 27—SUBSEQUENT EVENT

        On January 9, 2008, the Company announced the closure of its aluminum extrusion facility located in Girard, Ohio. The facility ceased operations in March 2008. As a result of the Company's decision to close the facility in 2007, the Company recorded an impairment on long-lived assets of $3,928 during the year ended December 31, 2007 based on the appraised values of the assets expected to be disposed.

Audited Financial Statements

ASIA ALUMINUM GROUP LIMITED
(Incorporated in the British Virgin Islands with limited liability)

Years ended June 30, 2007, 2006 and 2005

ASIA ALUMINUM GROUP LIMITED
CONTENTS

Pages
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-65
AUDITED FINANCIAL STATEMENTS
Consolidated:
Income statements	F-66
Balance sheets	F-67
Statements of changes in equity	F-68
Cash flow statements	F-69
Notes to financial statements	F-70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Asia Aluminum Group Limited
(Incorporated in the British Virgin Islands with limited liability)

        We have audited the accompanying consolidated balance sheets of Asia Aluminum Group Limited (the "Company") as of June 30, 2007 and 2006 and the related consolidated income statements, consolidated statements of changes in equity and consolidated cash flow statements for each of the years ended June 30, 2007, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in Hong Kong.

        Accounting principles generally accepted in Hong Kong vary in certain significant respects from United States generally accepted accounting principles. Information relating to the nature and effect of such differences is presented in note 35 to the financial statements.

/s/ ERNST & YOUNG
Ernst & Young
Certified Public Accountants

Hong Kong
September 29, 2007, except for note 35 to the financial statements, for which the date is November 9, 2007

ASIA ALUMINUM GROUP LIMITED

CONSOLIDATED INCOME STATEMENTS

Years ended June 30, 2007, 2006 and 2005

	Notes	2007	2006	2005
		HK$'000	HK$'000	HK$'000
REVENUE	5	6,756,645	3,907,340	3,408,800
Cost of sales and services provided		(5,523,762)	(3,091,507)	(2,621,875)

Gross profit		1,232,883	815,833	786,925
Other income and gains, net	5	59,033	30,508	56,800
Selling and distribution costs		(119,541)	(102,305)	(91,478)
Administrative expenses		(247,851)	(153,481)	(138,400)
Other operating expenses, net		(156,448)	(5,210)	(1,883)
Finance costs	7	(223,472)	(145,865)	(96,407)
Share of losses of associates		(7,773)	(2,324)	—

PROFIT BEFORE TAX	6	536,831	437,156	515,557
Tax	8	(152,353)	(161,775)	(151,716)

PROFIT FOR THE YEAR		384,478	275,381	363,841

Attributable to:
Equity holders of the Company	9	392,355	303,665	378,369
Minority interests		(7,877)	(28,284)	(14,528)

		384,478	275,381	363,841

DIVIDEND	10	184,009	151,748	—

ASIA ALUMINUM GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

June 30, 2007 and 2006

	Notes	2007	2006
		HK$'000	HK$'000
NON-CURRENT ASSETS
Property, plant and equipment	11	3,324,107	2,093,183
Prepaid land lease payment	12	2,524	2,511
Interests in associates	15	(9,982)	2,811
Deposits paid	16	10,443	21,143
Deferred tax assets	8	2,436	2,436

Total non-current assets		3,329,528	2,122,084

CURRENT ASSETS
Trade receivables		1,104,780	564,770
Inventories	17	562,513	389,390
Prepayments, deposits and other receivables		106,528	121,201
Due from related companies	18	8,676	126,138
Due from minority equity holders of subsidiaries	19	69	69
Due from fellow subsidiaries	1	754,925	99,871
Due from the immediate holding company	1	24,147	22,525
Deposits with non-bank financial institutions		49,261	3,451
Cash and bank balances	20	2,211,004	2,735,705
Pledged deposit with a non-bank financial institution	25	10,308	—
Pledged bank deposits	20, 25	131,133	28,846

Total current assets		4,963,344	4,091,966

CURRENT LIABILITIES
Trade payables		272,717	229,482
Accrued liabilities and other payables		1,130,128	562,233
Derivative financial instruments	21	—	28,019
Due to fellow subsidiaries	1	3,561	375,769
Due to the immediate holding company	1, 22	1,724,899	1,309,669
Due to minority equity holders/shareholders	23	44,072	50,942
Trust receipt loans		304,402	465,140
Interest-bearing bank and other loans	24, 25	1,636,486	476,123
Finance lease payables	24, 26	346,142	528
Tax payable		85,259	117,174

Total current liabilities		5,547,666	3,615,079

NET CURRENT ASSETS/(LIABILITIES)		(584,322)	476,887

TOTAL ASSETS LESS CURRENT LIABILITIES		2,745,206	2,598,971
NON-CURRENT LIABILITIES
Finance lease payables	24, 26	225	342,990

Net assets		2,744,981	2,255,981

EQUITY
Equity attributable to equity holders of the Company
Issued capital	27	184	184
Share premium account		625,847	625,847
Reserves	28	2,118,950	1,623,807

		2,744,981	2,249,838
Minority interests		—	6,143

Total equity		2,744,981	2,255,981

ASIA ALUMINUM GROUP LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years ended June 30, 2007, 2006 and 2005

	Attributable to equity holders of the Company
	Issued capital	Share premium account	Capital reserve		Statutory surplus reserve		Exchange fluctuation reserve	Statutory public welfare fund		Retained profits	Proposed final dividends	Total	Minority interests	Total equity
	HK$'000	HK$'000	HK$'000		HK$'000		HK$'000	HK$'000		HK$'000 #	HK$'000	HK$'000	HK$'000	HK$'000
At July 1, 2004	184	625,847	74,467		175,716		(5,712)	12,840		785,701	143,549	1,812,592	47,634	1,860,226
Profit for the year	—	—	—		—		—	—		378,369	—	378,369	(14,528)	363,841
2004 dividends declared	—	—	—		—		—	—		—	(143,549)	(143,549)	—	(143,549)
Transfer to statutory surplus reserve	—	—	—		32,769		—	—		(32,769)	—	—	—	—

At June 30, 2005 and July 1, 2005	184	625,847	74,467		208,485		(5,712)	12,840		1,131,301	—	2,047,412	33,106	2,080,518
Exchange realignment and total income and expenses for the year recognised directly in equity	—	—	—		—		50,509	—		—	—	50,509	1,321	51,830
Profit for the year	—	—	—		—		—	—		303,665	—	303,665	(28,284)	275,381

Total income and expense for the year	—	—	—		—		50,509	—		303,665	—	354,174	(26,963)	327,211
2005 dividend paid	—	—	—		—		—	—		(151,748)	—	(151,748)	—	(151,748)
Transfer to statutory surplus reserve	—	—	—		41,792		—	—		(41,792)	—	—	—	—

At June 30, 2006 and July 1, 2006	184	625,847	74,467		250,277		44,797	12,840		1,241,426	—	2,249,838	6,143	2,255,981
Exchange realignment and total income and expenses for the year recognised directly in equity	—	—	—		—		286,797	—		—	—	286,797	1,734	288,531
Profit for the year	—	—	—		—		—	—		392,355	—	392,355	(7,877)	384,478

Total income and expense for the year	—	—	—		—		286,797	—		392,355	—	679,152	(6,143)	673,009
2006 dividend paid	—	—	—		—		—	—		(184,009)	—	(184,009)	—	(184,009)
Transfer to statutory surplus reserve	—	—	—		1,893		—	—		(1,893)	—	—	—	—

At June 30, 2007	184	625,847	74,467	*	252,170	*	331,594 *	12,840	*	1,447,879 *	—	2,744,981	—	2,744,981

#
Included in the balances of retained profits at June 30, 2007 was an amount of accumulated losses of HK$10,097,000 (2006: HK$2,324,000; 2005: Nil) attributable to associates.

*
Total reserves of the Group attributable to equity holders of the Company at June 30, 2007 amounted to HK$2,118,950,000 (2006: HK$1,623,807,000; 2005: HK$1,421,381,000).

ASIA ALUMINUM GROUP LIMITED

CONSOLIDATED CASH FLOW STATEMENTS

Years ended June 30, 2007, 2006 and 2005

	Notes	2007	2006	2005
		HK$'000	HK$'000	HK$'000
CASH FLOWS FROM OPERATING ACTIVITIES
Profit before tax		536,831	437,156	515,557
Adjustments for:
Finance costs	7	223,472	145,865	96,407
Interest income	5	(22,318)	(16,847)	(17,214)
Share of losses of associates		7,773	2,324	—
Impairment/(write-back of impairment) of bad and doubtful debts, net	6	19,448	(9,097)	(1,600)
Loss on disposal/write-off of items of property, plant and equipment, net	6	150,885	28,641	16,040
Fair value losses/(gains) on trading of forward contracts, net	5	(8,168)	31,152	—
Depreciation of property, plant and equipment	6	196,901	130,423	127,787
Amortisation of a prepaid land lease payment	6	163	157	154

		1,104,987	749,774	737,131
Increase in trade receivables		(559,458)	(7)	(12,040)
Increase in inventories		(173,123)	(39,697)	(6,639)
Decrease in prepayments, deposits and other receivables		14,684	57,363	72,663
Decrease/(increase) in amounts due from related companies		117,462	(90,979)	1,023
Decrease in amounts due from minority equity holders of subsidiaries		—	—	67,841
Increase/(decrease) in trade payables		43,235	54,642	(88,662)
Increase in accrued liabilities and other payables		567,895	193,666	116,504
Increase/(decrease) in trust receipt loans		(160,738)	186,484	(138,839)
Increase/(decrease) in amounts due to minority equity holders/shareholders		(6,870)	(35,607)	27,457

Cash generated from operations		948,074	1,075,639	776,439
Interest paid		(200,534)	(127,375)	(92,582)
Interest element on finance lease rental payments		(22,938)	(18,490)	(3,825)
Mainland China corporate income tax paid		(184,268)	(142,678)	(161,490)

Net cash inflow from operating activities		540,334	787,096	518,542

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of items of property, plant and equipment		(1,457,642)	(547,850)	(440,730)
Proceeds from disposal of items of property, plant and equipment		17,385	2,413	9
Deposits refunded/(paid)		(9,042)	3,442	(35,040)
Capital injection to an associate		—	—	(4)
Repayment from/(advances to) an associate		5,020	(5,044)	(87)
Interest received		22,318	16,847	17,214
Increase in pledged deposit with a non-bank financial institution		(10,308)	—	—
Decrease/(increase) in pledged bank deposits		(102,287)	9,760	36,723

Net cash outflow from investing activities		(1,534,556)	(520,432)	(421,915)

CASH FLOWS FROM FINANCING ACTIVITIES
New bank and other loans		1,528,153	473,263	320,386
Repayment of bank loans		(367,790)	(370,257)	(420,715)
Repayment of other loans		—	—	(3,767)
Capital element of finance lease rental payments		(528)	(773)	(473)
Settlement for forward contracts		(19,851)	(3,133)	—
Repayment to related companies		—	—	(25,452)
Advances from/(repayment to) the immediate holding company, net	29(b)	286,558	82,275	(141,681)
Advances from/(repayment to) fellow subsidiaries		(1,027,262)	266,589	86,012
Dividends paid		(56,959)	(37,952)	(44,431)

Net cash inflow/(outflow) from financing activities		342,321	410,012	(230,121)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS		(651,901)	676,676	(133,494)
Cash and cash equivalents at beginning of year		2,739,156	2,036,170	2,169,664
Effect of foreign exchange rate changes, net		173,010	26,310	—

CASH AND CASH EQUIVALENTS AT END OF YEAR		2,260,265	2,739,156	2,036,170

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS
Cash on hand and at banks		2,211,004	2,735,705	2,022,528
Deposits with non-bank financial institutions		49,261	3,451	13,642

		2,260,265	2,739,156	2,036,170

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

1. CORPORATE INFORMATION

        The Company was incorporated in the British Virgin Islands with limited liability. The registered office of the Company is located at 3rd Floor, Omar Hodge Building, Wickhams Cay I, P.O. Box 362, Road Town, Tortola, the British Virgin Islands.

        The principal activity of the Company is investment holding. During the year, the Group was principally involved in the manufacture and sale of aluminum and stainless steel products and the provision of design and testing services for aluminum products.

        The Company is a subsidiary of Asia Aluminum Holdings Limited ("AAHL"), a company incorporated in Bermuda. The directors consider AA Investments Company Limited ("AAIL"), a company incorporated in Bermuda, as the Company's ultimate holding company as at the balance sheet date.

        During each of the three years ended June 30, 2007, the Company and its subsidiaries had transactions with other members of the AAIL group and these financial statements reflect the effect of these transactions.

        Except for an amount due to the immediate holding company (note 22), the balances with group companies are unsecured, interest-free and have no fixed terms of repayment. The carrying amounts of the balances approximate to their fair values.

2.1 BASIS OF PRESENTATION AND PREPARATION

Basis of presentation

        The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Group had net current liabilities at June 30, 2007 because the Group's immediate holding company has confirmed its intention to provide continuous financial support to the Group to enable it to meet its liabilities as and when they fall due.

Basis of preparation

        These financial statements have been prepared in accordance with Hong Kong Financial Reporting Standards ("HKFRSs") (which also include Hong Kong Accounting Standards ("HKASs") and Interpretations) issued by the Hong Kong Institute of Certified Public Accountants, accounting principles generally accepted in Hong Kong and the disclosure requirements of the Hong Kong Companies Ordinance. They have been prepared under the historical cost convention, except for derivative financial instruments, which have been measured at fair value. These financial statements are presented in Hong Kong dollars and all values are rounded to the nearest thousand (HK$'000) except when otherwise indicated.

Basis of consolidation

        The consolidated financial statements include the financial statements of the Company and its subsidiaries for each of the three years ended June 30, 2007. The results of subsidiaries are consolidated from the date of acquisition, being the date on which the Group obtains control, and continue to be consolidated until the date that such control ceases. All significant intercompany transactions and balances within the Group are eliminated on consolidation.

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

2.1 BASIS OF PRESENTATION AND PREPARATION (Continued)

        The acquisition of subsidiaries is accounted for using the purchase method of accounting. This method involves allocating the cost of the business combinations to the fair value of the identifiable assets acquired, and liabilities and contingent liabilities assumed at the date of acquisition. The cost of the acquisition is measured at the aggregate of the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition.

        Minority interests represent the interests of outside shareholders not held by the Group in the results and net assets of the Company's subsidiaries. Acquisitions of minority interests are accounted for using the parent entity extension method whereby the difference between the consideration and the book value of the share of the net assets acquired is recognised as goodwill.

2.2 IMPACT OF NEW AND REVISED HONG KONG FINANCIAL REPORTING STANDARDS

        The HKICPA has issued a number of new and revised HKFRSs that are effective for the Group's accounting period commencing on July 1, 2006. The Group has adopted the following new and revised HKFRSs for the first time for the current year's financial statements:

HKAS 21 Amendment	Net Investment in a Foreign Operation
HKAS 27 Amendment	Consolidated and Separate Financial Statements:
Amendments as a consequence of the Companies (Amendment) Ordinance 2005
HKAS 39 Amendment	Cash Flow Hedge Accounting of Forecast Intragroup Transactions
HKAS 39 Amendment	The Fair Value Option
HKAS 39 & HKFRS 4 Amendments	Financial Guarantee Contracts
HK(IFRIC)-Int 4	Determining whether an Arrangement contains a Lease
HK(IFRIC)-Int 7	Applying the Restatement Approach under HKAS 29 Financial Reporting in Hyperinflationary Economies
HK(IFRIC)-Int 8	Scope of HKFRS 2
HK(IFRIC)-Int 9	Reassessment of Embedded Derivatives

        The principal changes in accounting policies are as follows:

    (a)
    HKAS 21 The Effects of Changes in Foreign Exchange Rates

      Upon the adoption of the HKAS 21 Amendment regarding a net investment in a foreign operation, all exchange differences arising from a monetary item that forms part of the Group's net investment in a foreign operation are recognised in a separate component of equity in the consolidated financial statements irrespective of the currency in which the

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

2.2 IMPACT OF NEW AND REVISED HONG KONG FINANCIAL REPORTING STANDARDS (Continued)

      monetary item is denominated. This change has had no material impact on these financial statements as at June 30, 2007 or June 30, 2006.

    (b)
    HKAS 39 Financial Instruments: Recognition and Measurement

    (i)
    Amendment for cash flow hedge accounting of forecast intragroup transactions

        This amendment has revised HKAS 39 to permit the foreign currency risk of a highly probable intragroup forecast transaction to qualify as a hedged item in a cash flow hedge, provided that the transaction is denominated in a currency other than the functional currency of the entity entering into that transaction and that the foreign currency risk will affect the consolidated income statement. As the Group currently has no such transactions, the amendment has had no effect on these financial statements.

      (ii)
      Amendment for the fair value option

        This amendment has changed the definition of a financial instrument classified as fair value through profit or loss and has restricted the use of the option to designate any financial asset or any financial liability to be measured at fair value through the income statement. The Group had not previously used this option, and hence the amendment has had no effect on the financial statements.

      (iii)
      Amendment for financial guarantee contracts

        The amendment has revised the scope of HKAS 39 to require financial guarantee contracts issued that are not considered insurance contracts, to be recognised initially at fair value and to be remeasured at the higher of the amount determined in accordance with HKAS 37 Provisions, Contingent Liabilities and Contingent Assets and the amount initially recognised less, when appropriate, cumulative amortisation recognised in accordance with HKAS 18 Revenue. The adoption of this amendment has had no material impact on these financial statements.

        The adoption of HKAS 27 Amendment, HK(IFRIC)-Int 4, HK(IFRIC)-Int 7, HK(IFRIC)-Int 8 and HK(IFRIC)-Int 9 has had no material impact on the accounting policies of the Group and the Company and the methods of computation in the Group's and the Company's financial statements.

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

2.3 IMPACT OF ISSUED BUT NOT YET EFFECTIVE HONG KONG FINANCIAL REPORTING STANDARDS

        The Group has not applied the following new and revised HKFRSs, that have been issued but are not yet effective, in these financial statements.

HKAS 1 Amendment	Capital Disclosures(1)
HKAS 23 (Revised)	Borrowing Costs(2)
HKFRS 7	Financial Instruments: Disclosures(1)
HKFRS 8	Operating Segments(2)
HK(IFRIC)-Int 10	Interim Financial Reporting and Impairment(1)
HK(IFRIC)-Int 11	HKFRS 2—Group and Treasury Share Transactions(1)
HK(IFRIC)-Int 12	Service Concession Arrangements(3)

(1)
Effective for accounting period beginning on July 1, 2007

(2)
Effective for accounting period beginning on July 1, 2009

(3)
Effective for accounting period beginning on July 1, 2008

        HKAS 1 Amendment will affect the disclosures about qualitative information about the Group's objective, policies and processes for managing capital; quantitative data about what the Company regards as capital; and compliance with any capital requirements and the consequences of any non-compliance.

        HKAS 23 (Revised) shall be applied to borrowing costs relating to qualifying assets for which the commencement date for capitalisation is on or after July 1, 2009. The main change is the removal of the option to immediately recognise as an expense borrowing costs that relate to assets that take a substantial period of time to get ready for use or sale.

        HKFRS 7 requires disclosures that enable users of the financial statements to evaluate the significance of the Group's financial instruments and the nature and extent of risk arising from those financial instruments and also incorporates many of the disclosure requirements of HKAS 32.

        The Group is in the process of making an assessment of the impact of these new and revised HKFRSs upon initial application. So far, it has concluded that while the adoption of the HKAS 1 Amendment and HKFRS 7 may result in new or amended disclosures, these new and revised HKFRSs are unlikely to have a significant impact on the Group's results of operations and financial position.

2.4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Subsidiaries

        A subsidiary is an entity whose financial and operating policies the Company controls, directly or indirectly, so as to obtain benefits from its activities.

        The results of subsidiaries are included in the Company's income statement to the extent of dividends received and receivable. The Company's interests in subsidiaries are stated at cost less any impairment losses.

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

2.4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Joint ventures

        A joint venture is an entity set up by contractual arrangement, whereby the Group and other parties undertake an economic activity. The joint venture operates as a separate entity in which the Group and the other parties have an interest.

        The joint venture agreement between the venturers stipulates the capital contributions of the joint venture parties, the duration of the joint venture entity and the basis on which the assets are to be realised upon its dissolution. The profits and losses from the joint venture's operations and any distributions of surplus assets are shared by the venturers, either in proportion to their respective capital contributions, or in accordance with the terms of the joint venture agreement.

        A joint venture is treated as:

    (a)
    a subsidiary, if the Group has unilateral control, directly or indirectly, over the joint venture;

    (b)
    a jointly-controlled entity, if the Group does not have unilateral control, but has joint control, directly or indirectly, over the joint venture;

    (c)
    an associate, if the Group does not have unilateral or joint control, but holds, directly or indirectly, generally not less than 20% of the joint venture's registered capital and is in a position to exercise significant influence over the joint venture; or

    (d)
    an equity investment accounted for in accordance with HKAS 39, if the Group holds, directly or indirectly, less than 20% of the joint venture's registered capital and has neither joint control of, nor is in a position to exercise significant influence over, the joint venture.

Associates

        An associate is an entity, not being a subsidiary, in which the Group has a long term interest of generally not less than 20% of the equity voting rights and over which it is in a position to exercise significant influence.

        The Group's share of the post-acquisition results and reserves of associates is included in the consolidated income statement and consolidated reserves, respectively. The Group's interests in associates are stated in the consolidated balance sheet at the Group's share of net assets under the equity method of accounting, less any impairment losses.

Goodwill

        Goodwill arising on the acquisition of subsidiaries represents the excess of the cost of the business combination over the Group's interest in the net fair value of the acquirees' identifiable assets acquired, and liabilities and contingent liabilities assumed as at the date of acquisition.

        Goodwill arising on acquisition is recognised in the consolidated balance sheet as an asset, initially measured at cost and subsequently at cost less any accumulated impairment losses.

        The carrying amount of goodwill is reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may be impaired.

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

2.4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For the purpose of impairment testing, goodwill acquired in a business combination is, from the acquisition date, allocated to each of the Group's cash-generating units, or groups of cash-generating units, that are expected to benefit from the synergies of the combination, irrespective of whether other assets or liabilities of the Group are assigned to those units or groups of units. Each unit or group of units to which the goodwill is so allocated:

  •
  represents the lowest level within the Group at which the goodwill is monitored for internal management purposes; and

  •
  is not larger than a segment based on either the Group's primary or the Group's secondary reporting format determined in accordance with HKAS 14.

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

  Goodwill previously eliminated against the consolidated reserves

        Prior to the adoption of the HKICPA's Statement of Standard Accounting Practice 30 "Business Combinations" ("SSAP 30") in 2001, goodwill arising on acquisition was eliminated against the consolidated capital reserve in the year of acquisition. On the adoption of HKFRS 3, such goodwill remains eliminated against the consolidated capital reserve and is not recognised in the income statement when all or part of the business to which the goodwill relates is disposed of or when a cash-generating unit to which the goodwill relates becomes impaired.

Impairment of non-financial assets other than goodwill

        Where an indication of impairment exists, or when annual impairment testing for an asset is required (other than financial assets, inventories, deferred tax assets and goodwill), the asset's recoverable amount is estimated. An asset's recoverable amount is calculated as the higher of the asset's or cash-generating unit's value in use and its fair value less costs to sell, and is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or groups of assets, in which case, the recoverable amount is determined for the cash-generating unit to which the asset belongs.

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

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

2.4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

2.4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Depreciation is calculated on the straight-line basis to write off the cost of each item of property, plant and equipment to its residual value over its estimated useful life. The principal annual rates used for this purpose are as follows:

Buildings	-5% or over lease terms, whichever is shorter
Plant and machinery	-6.25%
Moulds	-12.5% to 20%
Furniture and fixtures	-10%
Office equipment	-16.67%
Motor vehicles	-16.67%

        Where parts of an item of property, plant and equipment have different useful lives, the cost of that item is allocated on a reasonable basis among the parts and each part is depreciated separately.

        Residual values, useful lives and the depreciation method are reviewed, and adjusted if appropriate, at each balance sheet date.

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

Leases

        Leases that transfer substantially all the rewards and risks of ownership of assets to the Group, other than legal title, are accounted for as finance leases. At the inception of a finance lease, the cost of the leased asset is capitalised at the present value of the minimum lease payments and recorded together with the obligation, excluding the interest element, to reflect the purchase and financing. Assets held under capitalised finance leases are included in property, plant and equipment, and depreciated over the shorter of the lease terms and the estimated useful lives of the assets. The finance costs of such leases are charged to the income statement so as to provide a constant periodic rate of charge over the lease terms.

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

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

2.4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Prepaid land lease payments under operating leases are initially stated at cost and subsequently recognised on the straight-line basis over the lease terms.

Investments and other financial assets

        Financial assets in the scope of HKAS 39 are classified as financial assets at fair value through profit or loss and loans and receivables, as appropriate. When financial assets are recognised initially, they are measured at fair value, plus, in the case of investments not at fair value through profit or loss, directly attributable transaction costs. The Group considers whether a contract contains an embedded derivative when the Group first becomes a party to it. The embedded derivatives are separated from the host contract which is not measured at fair value through profit or loss when the analysis shows that the economic characteristics and risks of embedded derivatives are not closely related to those of the host contract.

        The Group determines the classification of its financial assets after initial recognition and, where allowed and appropriate, re-evaluates this designation at the balance sheet date.

        All regular way purchases and sales of financial assets are recognised on the trade date, that is, the date that the Group commits to purchase or sell the asset. Regular way purchases or sales are purchases or sales of financial assets that require delivery of assets within the period generally established by regulation or convention in the marketplace.

  Financial assets at fair value through profit or loss

        Financial assets at fair value through profit or loss include financial assets held for trading. Financial assets are classified as held for trading if they are acquired for the purpose of sale in the near term. Derivatives, including separated embedded derivatives, are also classified as held for trading unless they are designated as effective hedging instruments. Gains or losses on investments held for trading are recognised in the income statement.

  Loans and receivables

        Loans and receivables are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Such assets are subsequently carried at amortised cost using the effective interest method. Amortised cost is calculated taking into account any discount or premium on acquisition and includes fees that are an integral part of the effective interest rate and transaction costs. Gains and losses are recognised in the income statement when the loans and receivables are derecognised or impaired, as well as through the amortisation process.

  Fair value

        The fair value of investments that are actively traded in organised financial markets is determined by reference to quoted market bid prices at the close of business at the balance sheet date. For investments where there is no active market, fair value is determined using valuation techniques. Such techniques include using recent arm's length market transactions; reference to the current market value of another instrument which is substantially the same; a discounted cash flow analysis; and option pricing models.

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

2.4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of financial assets

        The Group assesses at each balance sheet date whether there is any objective evidence that a financial asset or a group of financial assets is impaired.

  Assets carried at amortised cost

        If there is objective evidence that an impairment loss on loans and receivables carried at amortised cost has been incurred, the amount of the loss is measured as the difference between the asset's carrying amount and the present value of estimated future cash flows (excluding future credit losses that have not been incurred) discounted at the financial asset's original effective interest rate (i.e., the effective interest rate computed at initial recognition). The carrying amount of the asset is reduced either directly or through the use of an allowance account. The amount of the impairment loss is recognised in the income statement.

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

        In relation to trade receivables, a provision for impairment is made when there is objective evidence (such as the probability of insolvency or significant financial difficulties of the debtor) that the Group will not be able to collect all of the amounts due under the original terms of an invoice. The carrying amount of the receivables is reduced through the use of an allowance account. Impaired debts are derecognised when they are assessed as uncollectible.

Derecognition of financial assets

        A financial asset (or, where applicable, a part of a financial asset or part of a group of similar financial assets) is derecognised where:

  •
  the rights to receive cash flows from the asset have expired;

  •
  the Group retains the rights to receive cash flows from the asset, but has assumed an obligation to pay them in full without material delay to a third party under a "pass-through" arrangement; or

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

2.4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  the Group has transferred its rights to receive cash flows from the asset and either (a) has transferred substantially all the risks and rewards of the asset, or (b) has neither transferred nor retained substantially all the risks and rewards of the asset, but has transferred control of the asset.

        Where the Group has transferred its rights to receive cash flows from an asset and has neither transferred nor retained substantially all the risks and rewards of the asset nor transferred control of the asset, the asset is recognised to the extent of the Group's continuing involvement in the asset. Continuing involvement that takes the form of a guarantee over the transferred asset is measured at the lower of the original carrying amount of the asset and the maximum amount of consideration that the Group could be required to repay.

        Where continuing involvement takes the form of a written and/or purchased option (including a cash-settled option or similar provision) on the transferred asset, the extent of the Group's continuing involvement is the amount of the transferred asset that the Group may repurchase, except in the case of a written put option (including a cash-settled option or similar provision) on an asset measured at fair value, where the extent of the Group's continuing involvement is limited to the lower of the fair value of the transferred asset and the option exercise price.

Financial liabilities at amortised cost (including interest-bearing loans and borrowings)

        Financial liabilities including trade and other payables, an amount due to the ultimate holding company, amounts due to minority equity holders/shareholders and interest-bearing loans and borrowings are initially stated at fair value less directly attributable transaction costs and are subsequently measured at amortised cost, using the effective interest method unless the effect of discounting would be immaterial, in which case they are stated at cost.

        Gains and losses are recognised in the income statement when the liabilities are derecognised as well as through the amortisation process.

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

Derivative financial instruments and hedging

        The Group uses derivative financial instruments e.g. forward currency contracts to hedge its risks associated with foreign currency fluctuations. Such derivative financial instruments are initially recognised at fair value on the date on which a derivative contract is entered into and are subsequently remeasured at fair value. Derivatives are carried as assets when the fair value is positive and as liabilities when the fair value is negative.

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

2.4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

    (d)
    dividend income, when the shareholder's right to receive payment has been established; and

    (e)
    net gains or losses on forward contracts, in respect of all open contracts existing at the balance sheet date by translating the contract amounts at the prices ruling at the balance sheet date, and on all closed positions on the trade date basis.

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

2.4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dividends

        Final dividends proposed by the directors are classified as a separate allocation of retained profits within the equity section of the balance sheet, until they have been approved by the shareholders in a general meeting. When these dividends have been approved by the shareholders and declared, they are recognised as a liability.

        Interim dividends are simultaneously proposed and declared, because the Company's Bye-Laws grant the directors the authority to declare interim dividends. Consequently, interim dividends are recognised immediately as a liability when they are proposed and declared.

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

  Pension schemes

        The Group operates a defined contribution Mandatory Provident Fund retirement benefits scheme (the "MPF Scheme") under the Mandatory Provident Fund Schemes Ordinance for those employees who are eligible to participate in the MPF Scheme. Contributions are made based on a percentage of the employees' basic salaries and are charged to the income statement as they become payable in accordance with the rules of the MPF Scheme. The assets of the MPF Scheme are held separately from those of the Group in an independently administered fund. The Group's employer contributions vest fully with the employees when contributed into the MPF Scheme, except for the Group's employer voluntary contributions, which are refunded to the Group when an employee leaves employment prior to the contributions vesting fully, in accordance with the rules of the MPF Scheme.

        The employees of the Group's subsidiaries which operate in Mainland China are required to participate in a central pension scheme operated by the local municipal government, the assets of which are held separately from those of the Group. These Mainland China subsidiaries are required to contribute certain percentage of their respective payroll costs to the central pension scheme, which are charged to the income statement as they become payable, in accordance with the rules of the scheme. The employer contributions vest fully once they are made.

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

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

2.4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

2.4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

on the temporary investment of specific borrowings pending their expenditure on qualifying assets is deducted from the borrowing costs capitalised.

Foreign currencies

        These financial statements are presented in Hong Kong dollars, which is the Company's functional and presentation currency. Each entity in the Group determines its own functional currency and items included in the financial statements of each entity are measured using that functional currency. Foreign currency transactions are initially recorded using the functional currency rates ruling at the date of the transactions. Monetary assets and liabilities denominated in foreign currencies are retranslated at the functional currency rates of exchange ruling at the balance sheet date. All differences are taken to the income statement. Non-monetary items that are measured in terms of historical cost in a foreign currency are translated using the exchange rates at the dates of the initial transactions. Non-monetary items measured at fair value in a foreign currency are translated using the exchange rates at the date when the fair value was determined.

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

Cash and cash equivalents

        For the purpose of the consolidated cash flow statement, cash and cash equivalents comprise cash on hand and demand deposits, and short term highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, and have

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

2.4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a short maturity of generally within three months when acquired, less bank overdrafts which are repayable on demand and form an integral part of the Group's cash management.

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

  Provision for obsolete inventories

        The management of the Group reviews the aged analysis of the Group's inventories at each balance sheet date, and makes allowance for obsolete and slow-moving inventory items identified that are no longer suitable for use in production and sales. Management estimates the net realisable value for such finished goods and work in progress based primarily on the latest invoice prices and current market conditions.

  Impairment allowances for bad and doubtful debts

        Impairment allowances for bad and doubtful debts are made based on an assessment of the recoverability of trade receivables and other receivables. The identification of doubtful debts requires management judgement and estimates. Where the actual outcome or expectation in future is different from the original estimate, such differences will impact the carrying value of the receivables and doubtful debt expenses/write-back in the period in which such estimate has been changed.

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

4. RELATED PARTY TRANSACTIONS

  (a)
  The Group had the following transactions with related parties during each of the three years ended June 30, 2007 in addition to those disclosed elsewhere in the financial statements:

	Notes		2007 HK$'000	2006 HK$'000	2005 HK$'000
Sales of finished goods to a former minority shareholder, Indalex Aluminum Solutions Group ("IASG")	(i	)	296,715	302,539	139,234
Sales of finished goods to a company of which a director of a non wholly-owned subsidiary is also a director of the Company	(ii	)	7,975	8,054	10,805
Sales of raw materials to a fellow subsidiary	(iii	)	—	20,258	—
Sales of finished goods to fellow subsidiaries	(iii	)	—	12,367	—
Sales of items of property, plant and equipment to fellow subsidiaries	(iii	)	—	22,908	—
Purchases of items of property, plant and equipment from a fellow subsidiary	(iii	)	—	49,350	—
Interest expense for finance leases paid to a related company	(iv	)	1,893	—	—
Commission paid to a related company, of which a director is also a director of the Company	(v	)	6,671	—	—
Interest income received from minority equity holders of two non wholly-owned subsidiaries	(vi	)	—	—	6,748

        In addition to the foregoing, management fees in the amount of HK$16,330,000 (2006: HK$16,330,000; 2005: HK$16,330,000) and HK$63,983,000 (2006: Nil; 2005: Nil) were paid during the year by the Company and certain of its subsidiaries, which are wholly-owned by the Company, to Asia Aluminum Management Limited and Asia Aluminum (China) Limited, fellow subsidiaries of the Company, respectively. These management fees were paid on a cost-recovery basis.

Notes:

  (i)
  IASG comprises companies associated with Indalex UK Limited ("Indalex"), a former minority shareholder of the Company. The directors of the Company consider that these transactions were made according to prices and other terms similar to those offered to unrelated customers of the Group.

  (ii)
  The directors of the Company consider that the sales of finished goods to a company, of which a director of a non wholly-owned subsidiary is also a director of the Company, were

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

4. RELATED PARTY TRANSACTIONS (Continued)

    made according to prices and other terms similar to those offered to unrelated customers of the Group.

  (iii)
  The directors of the Company consider that these transactions were made according to prices and other terms similar to those offered to/from unrelated customers/suppliers of the Group.

  (iv)
  The interest expenses were paid for finance leases entered into between the Group and a related company, which is a partner of a minority shareholder of the Company. The interest expenses were accrued by reference to a prevailing market rate. In addition, included in accrued liabilities and other payables is an amount of HK$8,841,000 (2006: Nil; 2005: Nil) due to the related company regarding the accrued interest.

  (v)
  The directors of the Company consider that the commission paid to a related company was determined by reference to the market rate.

  (vi)
  The interest was received in respect of amounts due from minority equity holders of subsidiaries at a fixed rate of 7.2% per annum.

        Each of Guangdong Nanhua Aluminium Factory Co., Ltd ("Guangdong Nanhua") and Foshan Nanhai Hongjia Aluminium Materials and Stainless Steel Co., Ltd ("Hongjia Aluminum"), the minority equity holders of two subsidiaries of the Group, has granted the Group the right to use certain underlying parcels of land and buildings on a rent-free basis. Based on the legal advice, the directors of the Company consider that the above arrangement is valid and legally binding under the prevailing Mainland China applicable law and regulations.

  (b)
  Compensation of key management personnel of the Group:

	2007 HK$'000	2006 HK$'000	2005 HK$'000
Short term employee benefits	11,596	9,919	8,533
Post-employment benefits	—	—	—

Total compensation paid to key management personnel	11,596	9,919	8,533

        Further details of directors' remuneration are included in note 6 to the financial statements.

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

5. REVENUE, OTHER INCOME AND GAINS, NET

        Revenue, which is also the Group's turnover, represents the aggregate of net invoiced amounts, after allowances for returns and trade discounts, from the sale of goods and other businesses.

        An analysis of the Group's revenue, other income and gains, net is as follows:

	2007	2006	2005
	HK$'000	HK$'000	HK$'000
Revenue
Manufacture and sale of aluminium extrusion products	6,625,730	3,775,414	3,225,784
Manufacture and sale of stainless steel products	130,915	123,153	116,978
Manufacture and sale of aluminium panels	—	7,066	59,345
Provision of design and testing services for aluminium products	—	1,707	6,693

	6,756,645	3,907,340	3,408,800

Other income and gains, net
Interest income	22,318	16,847	17,214
Net gains on trading of forward contracts:
Realised gains	—	—	5,543
Unrealised gains	—	—	3,122
Fair value gains/(losses) on trading of forward contracts, net (note 21)	8,168	(31,152)	—
Management fee income from other AAIL group companies	10,800	10,800	10,800
Sale of scrap materials	4,808	10,621	5,748
Exchange gains/(losses), net	(4,718)	14,378	—
Sundry income	17,657	9,014	14,373

	59,033	30,508	56,800

	6,815,678	3,937,848	3,465,600

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

6. PROFIT BEFORE TAX

        The Group's profit before tax is arrived at after charging/(crediting) the following:

	2007	2006	2005
	HK$'000	HK$'000	HK$'000
Cost of inventories sold*	5,523,762	3,090,306	2,620,737
Cost of services provided	—	1,201	1,138
Depreciation of property, plant and equipment*	196,901	130,423	127,787
Amortisation of a prepaid land lease payment	163	157	154
Directors' remuneration:
Fee	—	—	—
Other emoluments	5,758	4,875	3,799
Employee benefits expense (excluding directors' remuneration):
Salaries and wages	140,507	115,908	101,046
Pension scheme contributions	403	344	369

	140,910	116,252	101,415

Auditors' remuneration	3,790	3,567	2,249
Impairment/(write-back of impairment) of bad and doubtful debts, net	19,448	(9,097)	(1,600)
Minimum lease payments under operating leases on land and buildings	9,003	9,794	9,062
Loss on disposal/write-off of items of property, plant and equipment, net*	150,885	28,641	16,040
Exchange losses/(gains), net	4,718	(14,378)	(806)

*
Out of the total depreciation charge of HK$196,901,000 (2006: HK$130,423,000; 2005: HK$127,787,000), an amount of HK$136,789,000 (2006: HK$101,517,000; 2005: HK$98,215,000) has been included in the cost of inventories sold. The cost of inventories sold also included certain loss on disposal/write-off of items of property, plant and equipment, net of HK$12,292,000 (2006: HK$14,334,000; 2005: HK$16,040,000).

Out of total loss on disposal/write-off of items of property, plant and equipment, net of HK$150,884,000 (2006: HK$28,641,000; 2005: HK$16,040,000), an amount of HK$137,000,000 (2006: HK$14,307,000; 2005: Nil) has been included in other operating expenses, net. Further details of disposal/write-off of items of property, plant and equipment are included in note 11 to the financial statements.

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

7. FINANCE COSTS

	2007	2006	2005
	HK$'000	HK$'000	HK$'000
Interest on bank loans, overdrafts and other loans wholly repayable within five years	74,621	45,273	38,447
Interest on finance leases	22,938	18,490	3,825
Interest on loans from the immediate holding company	125,913	82,102	54,135

	223,472	145,865	96,407

8. TAX

	2007	2006	2005
	HK$'000	HK$'000	HK$'000
Group:
Current—Hong Kong	5,000	—	—
Current—Mainland China	147,353	161,775	152,486
Deferred tax	—	—	(770)

Total tax charge for the year	152,353	161,775	151,716

        Hong Kong profits tax has been provided at the rate of 17.5% (2006: 17.5%; 2005: 17.5%) on the estimated assessable profits arising in Hong Kong during the year. In the prior years, no Hong Kong profits tax had been provided as there were no estimated assessable profits arising from the Group's operations in Hong Kong. Taxes on profits assessable elsewhere have been calculated at the applicable rates of tax in the jurisdictions in which the Group operates, based on existing legislation, interpretations and practices in respect thereof.

        The statutory tax rate for Mainland China corporate income tax is 33% (2006: 33%; 2005: 33%). Under the relevant laws and regulations in Mainland China, certain subsidiaries (the "Mainland China Subsidiaries") of the Company operating in Mainland China are exempted from income tax for two years from their respective first profit-making year and are eligible for a 50% reduction in income tax for the following three years. During the each of the three years ended June 30, 2007, provisions for income tax for these subsidiaries have been made at the applicable reduced rate for the Mainland China Subsidiaries.

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

8. TAX (Continued)

        A reconciliation of the tax expense applicable to profit before tax using the statutory rates for the countries in which the Company, its subsidiaries and associates are domiciled to the tax expense at the effective tax rates is as follows:

	2007	2006	2005
	HK$'000	HK$'000	HK$'000
Profit before tax	536,831	437,156	515,557

Tax at statutory rate of 33% in Mainland China	177,154	144,261	170,134
Lower tax rate for Hong Kong and specific provinces in Mainland China	(129,397)	(31,514)	(40,667)
Income not subject to tax	(909)	(99)	(1,843)
Expenses not deductible for tax	103,922	48,331	23,391
Increase in unutilised tax losses carried forward	1,583	796	701

Tax charge at the effective rate	152,353	161,775	151,716

        The movements of the principal components of the Group's net deferred tax assets are as follows:

	Accelerated depreciation allowances	Impairment allowance for bad and doubtful debts	Fair value changes of forward contracts	Total
	HK$'000	HK$'000	HK$'000	HK$'000
At July 1, 2004	(240)	1,379	527	1,666
Deferred tax credited/(charged) to the income statement during the year	101	1,787	(1,118)	770

At June 30, 2005 and July 1, 2005	(139)	3,166	(591)	2,436
Deferred tax credited/(charged) to the income statement during the year	—	—	—	—

At June 30, 2006 and July 1, 2006	(139)	3,166	(591)	2,436
Deferred tax credited/(charged) to the income statement during the year	—	—	—	—

At June 30, 2007	(139)	3,166	(591)	2,436

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

8. TAX (Continued)

        The Group has unrecognised tax losses arising in Hong Kong of HK$26,985,000 (2006: HK$18,012,000; 2005: HK$18,517,000) that are available indefinitely for offsetting against future taxable profits of companies in which the losses arose. Deferred tax assets have not been recognised in respect of these losses as they have arisen in subsidiaries that have been loss-making for some time.

        On March 16, 2007, the National People's Congress approved the Mainland China Corporate Income Tax Law (the "New CIT Law"), which is effective from January 1, 2008 onwards and unifies the corporate income tax rates for both domestic-invested and foreign-invested enterprises at 25%.

        Since the detailed implementation and administrative rules and regulations have not yet been announced, the financial impact of the New CIT Law to the Group cannot be reasonably estimated at this stage. In addition, the Group does not have any deferred tax assets and liabilities balances for the temporary differences of assets or liabilities related to the Mainland China operations as at the balance sheet date. Accordingly, no impact was noted on the deferred tax assets and liabilities.

9. PROFIT ATTRIBUTABLE TO EQUITY HOLDERS OF THE COMPANY

        The consolidated profit attributable to equity holders of the Company for the year ended June 30, 2007 includes a profit of HK$190,036,000 (2006: profit of HK$230,076,000; 2005: loss of HK$76,605,000) which has been dealt with in the financial statements of the Company.

10. DIVIDEND

	2007	2006	2005
	HK$'000	HK$'000	HK$'000
Interim dividend HK$77.94 (2006: HK$64.28; 2005: Nil) per ordinary share	184,009	151,748	—

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

11. PROPERTY, PLANT AND EQUIPMENT

	Buildings in Mainland China	Construction in progress	Plant, machinery and moulds	Furniture and fixtures	Office equipment	Motor vehicles	Total
	HK$'000	HK$'000	HK$'000	HK$'000	HK$'000	HK$'000	HK$'000
June 30, 2007
Cost:
At July 1, 2006	205,655	1,243,338	1,286,125	35,736	26,674	50,145	2,847,673
Additions	743	1,370,890	97,034	1,380	1,138	6,199	1,477,384
Disposals	(28,327)	—	(2,180)	—	—	(751)	(31,258)
Write-off	—	—	(455,177)	(24,763)	(23,272)	—	(503,212)
Transfer from construction in progress	1,019,258	(2,672,806)	1,648,738	2,560	2,250	—	—
Exchange realignment	15,444	64,212	91,169	2,640	1,801	2,357	177,623

At June 30, 2007	1,212,773	5,634	2,665,709	17,553	8,591	57,950	3,968,210

Accumulated depreciation:
At July 1, 2006	90,882	—	583,982	14,836	24,116	40,674	754,490
Provided during the year	40,519	—	149,590	2,660	776	3,356	196,901
Write-back on disposal	(9,983)	—	(104)	—	—	(389)	(10,476)
Write-off	—	—	(317,189)	(15,513)	(23,022)	—	(355,724)
Exchange realignment	8,471	—	45,647	1,226	1,644	1,924	58,912

At June 30, 2007	129,889	—	461,926	3,209	3,514	45,565	644,103

Net book value:
At June 30, 2007	1,082,884	5,634	2,203,783	14,344	5,077	12,385	3,324,107

At June 30, 2006	114,773	1,243,338	702,143	20,900	2,558	9,471	2,093,183

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

11. PROPERTY, PLANT AND EQUIPMENT (Continued)

	Buildings in Mainland China	Construction in progress	Plant, machinery and moulds	Furniture and fixtures	Office equipment	Motor vehicles	Total
	HK$'000	HK$'000	HK$'000	HK$'000	HK$'000	HK$'000	HK$'000
June 30, 2006
Cost:
At July 1, 2005	200,204	498,354	1,251,726	36,174	25,077	47,320	2,058,855
Additions	3,774	745,264	80,120	373	1,174	5,828	836,533
Disposals	(972)	—	(44,675)	(271)	(73)	(3,924)	(49,915)
Write-off	(5,931)	—	(28,964)	(1,485)	—	—	(36,380)
Transfer from construction in progress	4,285	(7,081)	2,618	178	—	—	—
Exchange realignment	4,295	6,801	25,300	767	496	921	38,580

At June 30, 2006	205,655	1,243,338	1,286,125	35,736	26,674	50,145	2,847,673

Accumulated depreciation:
At July 1, 2005	78,663	—	491,290	12,716	21,670	38,942	643,281
Provided during the year	14,525	—	107,402	2,280	2,018	4,198	130,423
Write-back on disposal	—	—	(19,621)	(265)	—	(3,235)	(23,121)
Write-off	(3,985)	—	(5,058)	(169)	—	—	(9,212)
Exchange realignment	1,679	—	9,969	274	428	769	13,119

At June 30, 2006	90,882	—	583,982	14,836	24,116	40,674	754,490

Net book value:
At June 30, 2006	114,773	1,243,338	702,143	20,900	2,558	9,471	2,093,183

At June 30, 2005	121,541	498,354	760,436	23,458	3,407	8,378	1,415,574

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

11. PROPERTY, PLANT AND EQUIPMENT (Continued)

        The buildings are erected on land situated in the Mainland China under operating leases which expire between the years 2011 and 2016.

        At June 30, 2007, certain items of property, plant and equipment, mainly buildings in Mainland China and plant and machinery, with total net book value of nil (2006: HK$4,549,000) and HK$27,802,000 (2006: HK$19,064,000), respectively, were pledged as security for certain banking facilities granted to the Group as set out in notes 24 and 25 to the financial statements.

        The net book value of assets held under finance leases included in the total amount of property, plant and equipment at June 30, 2007 amounted to HK$345,506,000 (2006: HK$353,715,000).

        During the year, certain plant and machinery, buildings in Mainland China, furniture and fixtures and office equipment, amounting to HK$127,500,000 (2006: HK$12,361,000; 2005: Nil), nil (2006: HK$1,946,000; 2005: Nil), HK$9,250,000 (2006: Nil; 2005: Nil) and HK$250,000 (2006: Nil; 2005: Nil), respectively were written off because of the relocation of certain factories in Mainland China.

        At June 30, 2007, buildings in Mainland China included certain buildings with a net book value of approximately HK$384,000,000 (2006: Nil) for which the Group is still in the process of obtaining the building ownership certificates. These buildings are erected on land for which the relevant land use rights certificates have been obtained by the Group. As confirmed by the Group's legal advisors, the Group has obtained the right to use these buildings.

12. PREPAID LAND LEASE PAYMENT

	2007	2006
	HK$'000	HK$'000
Cost:
At beginning of year	3,114	3,049
Exchange realignment	224	65

At June 30	3,338	3,114

Amortisation:
At beginning of year	446	283
Recognised during the year	163	157
Exchange realignment	37	6

At June 30	646	446

Carrying amount at June 30	2,692	2,668
Current portion included in prepayments, deposits and other receivables	(168)	(157)

Non-current portion	2,524	2,511

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

12. PREPAID LAND LEASE PAYMENT (Continued)

        The prepaid land lease payment is held under a medium term lease and is situated in Mainland China.

        At June 30, 2007, the prepaid land lease payment with a net book value of approximately HK$2,692,000 (2006: HK$2,668,000) was pledged as security for the Group's bank loan amounting to HK$24,739,000 (2006: HK$23,558,000), as further detailed in note 25 to financial statements.

        Pursuant to an agreement and a supplementary agreement entered into between AAHL and the local bureau of the High-Tech Development Zone of Zhaoqing City, Guangdong Province, Mainland China ("Zhaoqing City") in prior years, AAHL has agreed to acquire 50 years' land use rights to 10,300 mu
 (approximately 6,867,000 square metres) of land located in the High-Tech Development Zone at an aggregate consideration of RMB288,400,000. In turn, the local bureau of Zhaoqing City has agreed to refund the whole consideration of RMB288,400,000 to AAHL as compensation for the construction cost of basic infrastructure incurred by the Group. In prior years, the Group paid consideration of RMB31,220,000, for obtaining the land use rights of 1,115 mu and the related certificate. The local bureau of Zhaoqing City refunded the same amount to the Group.

13. GOODWILL

	2007	2006
	HK$'000	HK$'000
Cost at beginning of year and at June 30	105,373	105,373

        The Group applied the transitional provisions of HKFRS 3 Business Combinations that permitted goodwill in respect of business combinations which occurred prior to 2001, to remain eliminated against the consolidated capital reserve. The amount of goodwill remaining in the consolidated capital reserve arising from the acquisition of subsidiaries prior to the adoption of SSAP 30 in 2001, was HK$105,373,000 (2006: HK$105,373,000) as at June 30, 2007. The amount of goodwill is stated at its cost.

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

14. INVESTMENTS IN SUBSIDIARIES

        Details of the principal subsidiaries are as follows:

	Place of incorporation/ registration and operations	Nominal value of issued ordinary share/ paid-up capital	Percentage of equity attributable to the Company
Name
						Principal activities
			2007		2006
Directly held
Asia Aluminum Manufacturing Company Limited	Hong Kong	HK$2	100		100	Investment holding and trading of aluminum and stainless steel products
Long Hing Profits Limited	British Virgin Islands/Hong Kong	US$1	100		100	Investment holding
Pavillion Services Limited	British Virgin Islands/Hong Kong	US$200	100		100	Trading of aluminum and stainless steel products
Huge Spot Holdings Limited	British Virgin Islands/Mainland China	US$1	100		100	Investment holding
Kar Yip Holdings Limited	British Virgin Islands/Mainland China	US$1	100		100	Investment holding
Indirectly held
Majestic Holdings Limited	Hong Kong	HK$60,000,000	100		100	Investment holding and trading of aluminum products
Guangdong Asia Aluminium Factory Co., Ltd.	Mainland China	US$44,790,000	100 (note b	)	100	Manufacture and trading of aluminum products

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

14. INVESTMENTS IN SUBSIDIARIES (Continued)

Foshan Nanhai Panasia Metal Spraying Co., Ltd.	Mainland China	US$2,900,000	100 (note b	)	100	Dormant
Foshan Nanhai Xinya Aluminium & Stainless Steel Co., Ltd.	Mainland China	US$13,390,000	100 (note b	)	100	Subcontracting of aluminum and stainless steel products processing
Foshan Nanhai Hongjia Aluminum Company Limited	Mainland China	US$13,330,000	60 (note c	)	60	Manufacture and trading of aluminum products
Foshan Nanhua Aluminum Company Limited	Mainland China	US$17,000,000	60 (note c	)	60	Manufacture and trading of aluminum products
Zhaoqing Asia Aluminum Factory Co., Ltd.	Mainland China	US$39,941,200	100 (note b	)	100	Manufacture and trading of aluminum products

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

14. INVESTMENTS IN SUBSIDIARIES (Continued)

        The above table lists the subsidiaries of the Company which, in the opinion of the directors, principally affected the results of the year or formed a substantial portion of the net assets of the Group. To give details of other subsidiaries would, in the opinion of the directors, result in particulars of excessive length.

  Notes:

  (a)
  In prior years, an option (the "Call Option") was granted by AAHL to Indalex, a former minority shareholder of the Company, pursuant to which Indalex has (i) the right in perpetuity to acquire from AAHL its entire equity interest in the Company upon the failure of AAHL to stop and/or remedy any material breach of the shareholders' agreement entered into between the parties; and (ii) the right to acquire from AAHL its entire equity interest in the Company upon the occurrence of certain triggering events during a period of three years commencing from June 8, 2001. These triggering events included, inter alia, AAHL ceasing to hold a 60% effective equity interest in the Company and Mr. Kwong ceasing to hold a 35% effective equity interest in AAHL.

    In addition to the foregoing, AAHL has also granted a put option (the "Put Option") to Indalex, under which AAHL is obliged at the request of Indalex to purchase its entire equity interest in the Company under certain circumstances.

    During the year ended June 30, 2007, Indalex has disposed of its 25.01% equity interest in the Company to an independent third party. Accordingly, the Call Option and the Put Option lapsed.

  (b)
  These companies are registered as wholly-foreign-owned enterprises under the Mainland China law.

  (c)
  These companies were established in Mainland China with independent third parties in the prior years, in each of which a 60% equity interest was held by a subsidiary of the Group. As the Group is able to exercise unilateral control over the operational and financial policies of these joint venture companies, they have been accounted for as subsidiaries in accordance with the Group's accounting policies in the current year. The purpose of the establishment of these subsidiaries is to execute the investment in assets of each of Guangdong Nanhua and Hongjia Aluminum and the Group has fully paid its share of capital contributions in cash of approximately RMB150,000,000 (approximately HK$141,804,000) into these subsidiaries.

    In addition, the Group acquired certain business database of Guangdong Nanhua and Hongjia Aluminum at an aggregate consideration of HK$73,558,000 in the prior years. As at the balance sheet date, the unsettled consideration in respect of HK$14,548,000 (2006: HK$14,548,000) was classified as part of "due to minority equity holders/shareholders" under current liabilities.

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

15. INTERESTS IN ASSOCIATES

	2007	2006
	HK$'000	HK$'000
Share of net liabilities other than goodwill	(10,093)	(2,320)
Due from an associate	111	5,131

	(9,982)	2,811

        The amount due from an associate is unsecured, interest-free and has no fixed terms of repayment. The carrying amount of the amount due from the associate approximates to its fair value.

        Particulars of the associates are as follows:

Name	Place of incorporation/ registration and operations	Nominal value of issued ordinary share/ paid-up capital	Percentage of equity indirectly attributable to the Company	Principal activities
Phoenix Asia Dies Company Limited *	Hong Kong	US$1,000	40	Investment holding
Phoenix (Zhaoqing) Dies Manufacturing Co., Ltd.	Mainland China	US$7,732,676	40	Production of dies
*
The name of this company was changed to Asia Aluminum Dies Company Limited with effect from September 7, 2007.

        The following table illustrates the summarised financial information of the Group's associates extracted from their management accounts:

	2007	2006
	HK$'000	HK$'000
Assets	92,107	36,126
Liabilities	117,340	41,926
Revenue for the year	38	—
Loss for the year	19,433	5,781

16. DEPOSITS PAID

        The balance mainly represented deposits paid for the purchase of aluminum rolling mills and the associated auxiliary equipment and for construction works of plants.

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

17.    INVENTORIES

	2007	2006
	HK$'000	HK$'000
Raw materials	148,149	93,789
Work in progress	226,664	167,680
Finished goods	187,700	127,921

	562,513	389,390

        As at June 30, 2007, the carrying amount of the Group's inventories in the amount of HK$198,443,000 (2006: HK$32,298,000) was pledged as security for the Group's bank loans, as further detailed in note 25 to the financial statements.

18.    DUE FROM RELATED COMPANIES

        Particulars of the amounts due from related companies, disclosed pursuant to Section 161B of the Hong Kong Companies Ordinance, are as follows:

	Notes	At June 30, 2007	Maximum amount outstanding during the year	At June 30, and July 1, 2006	Maximum amount outstanding during the year	At July 1, 2005
		HK$'000	HK$'000	HK$'000	HK$'000	HK$'000
IASG	(i)	—	140,738	125,362	134,312	35,159
Asia Aluminum (USA) Corp.	(ii)	8,676	15,387	776	776	—

		8,676		126,138		35,159

        Notes:

  (i)
  The basis of the related party relationship with IASG is set out in note 4 to the financial statements. The amount due from IASG is trade in nature, unsecured, interest-free and has no fixed terms of repayment. Upon Indalex's disposal of its 25.01% equity interest in the Company on May 15, 2007, the amount due from IASG was reclassified as a trade receivable.

  (ii)
  The amount due from Asia Aluminum (USA) Corp., of which a director is also a director of the Company, is unsecured, interest-free and has no fixed terms of repayment.

        The carrying amounts of amounts due from related companies approximate to their fair values.

19.    DUE FROM MINORITY EQUITY HOLDERS OF SUBSIDIARIES

        The amounts due from minority equity holders of subsidiaries amounted to approximately HK$69,000 (2006: HK$69,000) represent the accounts receivable arising from the sale of raw materials to the minority equity holders. The balances are unsecured, interest-free and repayable on demand.

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

19.    DUE FROM MINORITY EQUITY HOLDERS OF SUBSIDIARIES (Continued)

        The carrying amounts of amounts due from minority equity holders approximate to their fair values.

20.    CASH AND BANK BALANCES AND PLEDGED DEPOSITS

	2007	2006
	HK$'000	HK$'000
Cash on hand and at banks	2,211,004	2,735,705
Time deposits with banks	131,133	28,846

	2,342,137	2,764,551
Less: Pledged time deposits (note 25)	(131,133)	(28,846)

	2,211,004	2,735,705

        At June 30, 2007, the cash and bank balances and time deposits with banks of the Group denominated in Renminbi ("RMB") amounted to approximately HK$2,269,603,000 (2006: HK$2,682,000,000). The RMB is not freely convertible into foreign currencies. Subject to Mainland China Foreign Exchange Control Regulations and Administration of Settlement, Sale and Payment of Foreign Exchange Regulations, the Group is permitted to exchange RMB for foreign currencies through banks authorised to conduct the foreign exchange business.

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

21.    DERIVATIVE FINANCIAL INSTRUMENTS

	Liabilities
	2007	2006
	HK$'000	HK$'000
Aluminum forward contracts	—	28,019

        The carrying amounts of aluminum forward contracts are the same as their fair values.

        The Group has entered into various aluminum forward contracts to manage the fluctuation of aluminum price which did not meet the criteria for hedge accounting. Changes in the fair value of non-hedging aluminum forward contracts amounting to HK$8,168,000 were credited to the income statement during the year ended June 30, 2007 (2006: HK$31,152,000 charged to income statement).

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

21.    DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        As at June 30, 2007, the aggregate notional amount of the aluminum forward contracts undertaken by the Group with a fair value liability of nil (2006: HK$28,019,000) amounted to HK$47,252,000 (2006: HK$423,826,000).

22.    DUE TO THE IMMEDIATE HOLDING COMPANY

        The amounts due to the immediate holding company are unsecured, bear interest at the LIBOR plus 3.80% or 8% (2006: 8%—9%) per annum and repayable on demand except for an amount of HK$16,889,000 (2006: Nil) which is interest-free and has no fixed terms of repayment. The carrying amounts of the amounts due to the immediate holding company approximate to their fair values.

23.    DUE TO MINORITY EQUITY HOLDERS/SHAREHOLDERS

        The amounts due to minority equity holders of approximately HK$14,548,000 (2006: HK$14,548,000) represented the amounts due to minority equity holders/shareholders for the transfer of business database and purchases of items of property, plant and equipment on behalf of the two non wholly-owned subsidiaries. The remaining balance of approximately HK$29,524,000 (2006: HK$36,394,000) represented dividend payables to minority shareholders and cash advance from minority equity holders.

        The carrying amounts of amounts due to minority equity holders/shareholders approximate to their fair values.

24.    INTEREST-BEARING BANK AND OTHER LOANS

	2007			2006
	Effective interest rate (%)	Maturity	HK$'000	Effective interest rate (%)	Maturity	HK$'000
Current
Finance lease payables (note 26)	10-11.8	February 2008- June 2008	346,142	10.4	June 2007	528
Bank loans—secured	4.55	June 2008	1,435,738	5.88	June 2007	476,123
Loans from non-bank financial institutions— secured	5.85-6.51	June 2008	200,748	—	—	—

			1,982,628			476,651

Non-current
Finance lease payables (note 26)	11.8	March 2009	225	10-11.8	February 2008- March 2009	342,990

			1,982,853			819,641

ASIA ALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

24.    INTEREST-BEARING BANK AND OTHER LOANS (Continued)

        The carrying amount of the Group's borrowings are denominated in the following currencies.

	As at June 30, 2007
	HK Dollar	US Dollar	Renminbi	Total
	HK$'000	HK$'000	HK$'000	HK$'000
Bank loans—secured	—	41,412	1,394,326	1,435,738
Loans from non-bank financial institutions—secured	—	—	200,748	200,748

	—	41,412	1,595,074	1,636,486

	As at June 30, 2006
	HK Dollar	US Dollar	Renminbi	Total
	HK$'000	HK$'000	HK$'000	HK$'000
Bank loans—secured	48,431	—	427,692	476,123

        Other interest rate information:

	2007		2006
	Fixed rate	Floating rate	Fixed rate	Floating rate
	HK$'000	HK$'000	HK$'000	HK$'000
Finance lease payables	346,367	—	343,518	—
Bank loans—secured	1,394,326	41,412	427,692	48,431
Loans from non-bank financial institutions—secured	200,748	—	—	—

        The carrying amounts of the Group's interest-bearing bank and other loans approximate to their fair values.

        The fair value of interest-bearing bank and other borrowings is estimated as the present value of future cash flows, discounted at current market interest rates for similar financial instruments.

25.    BORROWING FACILITIES

        The Group's borrowings at June 30, 2007 were secured by buildings in Mainland China and plant and machinery of nil (2006: HK$4,549,000) and HK$27,802,000 (2006: HK$19,064,000), respectively, a prepaid land lease payment of HK$2,692,000 (2006: HK$2,668,000), trade receivables of nil (2006: HK$25,042,000), inventories of HK$198,443,000 (2006: HK$32,298,000) and bank deposits of HK$131,133,000 (2006: HK$28,846,000) and deposit with a non-bank financial institution of HK$10,308,000 (2006: Nil).

        In addition, the Company's ultimate holding company has guaranteed certain of the Group's bank facilities up to HK$76,000,000 (2006: Nil) as at the balance sheet date.

ASIA AALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

25.    BORROWING FACILITIES (Continued)

        AAHL has guaranteed certain of the Group's bank loans up to HK$1,246,756,000 (2006: HK$713,080,000). In addition, certain of the Group's bank loans are secured by certain machinery of minority shareholders of a non wholly-owned subsidiary, corporate guarantees granted by two (2006: one) non wholly-owned subsidiaries, a fellow subsidiary and minority shareholders of a non wholly- owned subsidiary and joint and several personal guarantees provided by certain directors of two non wholly-owned subsidiaries.

        As at June 30, 2007, the Group was technically in breach of a covenant under the trade finance facilities with two banks, as the ratio of the consolidated current assets to the consolidated current liabilities of AAHL was less than the required ratio by the banks. As at June 30, 2007, the related trust receipt loans in aggregate, amounted to HK$131,159,000. Subsequent to the year end, the Group has successfully removed the covenant with the bank which provided the trust receipt loans of HK$92,991,000 as at June 30, 2007 and the Group was in the process of negotiation with the other bank which provided the remaining trust receipt loans of HK$38,168,000 as at June 30, 2007. There was no impact on the classification of the trust receipt loans.

26.    FINANCE LEASE PAYABLES

        The Group leases certain plant and machinery and motor vehicles for its business use. These leases are classified as finance leases and have remaining lease terms ranging from one to two years. The total future minimum lease payments under finance leases and their present values at the balance sheet date were as follows:

	Minimum lease payments 2007	Present value of minimum lease payments 2007	Minimum lease payments 2006	Present value of minimum lease payments 2006
	HK$'000	HK$'000	HK$'000	HK$'000
Amounts payable:
Within one year	360,059	346,142	23,026	528
In the second year	252	225	356,326	342,765
In the third to fifth years, inclusive	—	—	252	225

Total minimum finance lease payments	360,311	346,367	379,604	343,518

Future finance charges	(13,944)		(36,086)

Total net finance lease payables	346,367		343,518
Portion classified as current liabilities	(346,142)		(528)

Non-current portion	225		342,990

        Certain of the finance leases are secured by corporate guarantees granted by AAHL and two wholly-owned subsidiaries.

        Included in finance leases is an amount of HK$345,842,000 due to a partner of a minority shareholder of the Company.

ASIA AALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

27.    SHARE CAPITAL

Shares	2007	2006
	HK$'000	HK$'000
Authorised:
5,000,000 ordinary shares of US$0.01 each	390	390

Issued and fully paid:
2,360,872 ordinary shares of US$0.01 each	184	184

28.    RESERVES

        The amounts of the Group's reserves and the movements therein for the current and prior years are presented in the consolidated statement of changes in equity of the financial statements.

        The statutory surplus reserve and statutory public welfare fund represent appropriation of profits retained by the Mainland China subsidiaries of the Company. In accordance with the Mainland China regulations and the respective articles of association of the Mainland China subsidiaries, these companies are required to appropriate an amount equal to a minimum of 10% of their profits after tax each year to the statutory surplus reserve. In addition, a portion of the profit after tax as determined at the discretion of the directors of each of the Mainland China subsidiaries, is transferred to the statutory public welfare fund.

        Subject to certain restrictions set out in the Mainland China Company Law and the respective articles of association of the Mainland China subsidiaries, the statutory surplus reserve may be distributed to shareholders in the form of a share bonus issue and/or cash dividends.

29.    NOTES TO THE CONSOLIDATED CASH FLOW STATEMENTS

        Major non-cash transactions

        During each of the three years ended June 30, 2007, the following major non-cash transactions took place:

  (a)
  During the year ended June 30, 2006, the Group entered into finance lease arrangements in respect of property, plant and equipment with a total capital value at the inception of the finance leases of HK$171,202,000 (2005: HK$172,463,000).

  (b)
  During the year ended June 30, 2007, certain dividends declared by the Company to its immediate holding company of HK$127,050,000 (2006: HK$104,775,000; 2005: HK$99,118,000) were recorded as part of "due to the immediate holding company" under current liabilities.

  (c)
  During the year ended June 30, 2007, deposits paid for the purchase of aluminum flat-rolled equipment and the auxiliary handling systems of HK$19,742,000 (2006: HK$68,131,000; 2005: HK$4,216,000) were capitalised as construction in progress under property, plant and equipment upon receipt of the equipment and systems.

ASIA AALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

29.    NOTES TO THE CONSOLIDATED CASH FLOW STATEMENTS (Continued)

  (d)
  During the year ended June 30, 2006, certain dividends declared by the Company to certain shareholders of HK$9,021,000 (2005: Nil) were recorded as part of "due to minority equity holders/shareholders" under current liabilities.

  (e)
  During the year ended June 30, 2006, the Group sold and purchased certain property, plant and equipment to and from fellow subsidiaries of the Group at a consideration of HK$22,809,000 (2005: Nil) and HK$49,350,000 (2005: Nil), respectively. The consideration was recorded as part of "due from/to fellow subsidiaries" under current assets/liabilities.

30.    OPERATING LEASE ARRANGEMENTS

        The Group leases its manufacturing premises in the Mainland China under operating lease arrangements. Leases for properties are negotiated for terms which expire between the years 2010 and 2022.

        At June 30, 2007 and 2006, the Group had total future minimum lease payments under non-cancellable operating leases falling due as follows:

	2007	2006
	HK$'000	HK$'000
Within one year	7,264	6,727
In the second to fifth years, inclusive	28,101	27,409
After five years	32,361	35,818

	67,726	69,954

31.    CONTINGENT LIABILITIES

        At June 30, 2006, the Group granted a guarantee to and utilised by a minority equity holder in respect of banking facilities of HK$11,058,000.

32.    COMMITMENTS

        In addition to the operating lease arrangements detailed in note 30 above, the Group had the following commitments at June 30, 2007 and 2006.

ASIA AALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

32.    COMMITMENTS (Continued)

  (a)
  At June 30, 2007 and 2006, the Group had capital commitments not provided for in the financial statements as follows:

	2007	2006
	HK$'000	HK$'000
Contracted but not provided for:
—capital contribution	468,939	455,295
—acquisition of property, plant and equipment	7,755	171,385
—shareholder's loan to an associate	—	18,622

	476,694	645,302

  (b)
  At June 30, 2007, the Group had a commitment in respect of forward contracts for the purchase and sale of raw materials of aluminum ingots in the amount of HK$47,252,000 (2006: HK$423,826,000).

33.    FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

        The Group's principal financial instruments, other than derivatives, comprise trust receipt loans, bank loans, finance lease payables, intercompany balances, cash on hand and at banks, and short term deposits. The main purpose of these financial instruments is to raise finance for the Group's operations. The Group has various other financial assets and liabilities such as trade receivables and trade payables, which arise directly from its operations.

        The Group also enters into derivative transactions, including principally aluminum forward contracts. The purpose is to manage price risk arising from the Group's operations.

        It is, and has been, throughout the year under review, the Group's policy that no trading in financial instruments shall be undertaken.

        The main risks arising from the Group's financial instruments are price risk, interest rate risk, foreign currency risk, credit risk and liquidity risk. The board reviews and agrees policies for managing each of these risks and they are summarised below. The Group's accounting policies in relation to derivatives are set out in note 2.4 to the financial statements.

  Price risk

        The Group is exposed to price movements of the inventories it holds and for the products it trades. The Group manages this exposure by entering into aluminum forward contracts transacted through over-the-counter markets. The Group only enters into over-the-counter transactions with high credit quality counterparties.

  Interest rate risk

        The Group's current banking facilities maintained with commercial banks are mainly at fixed rates. The Group currently does not have an interest rate hedging policy. However, management monitors

ASIA AALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

33.    FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)

the Group's interest exposure and will consider hedging significant interest rate exposure should the need arise.

  Foreign currency risk

        The Group has transactional currency exposures. Such exposures arise from revenue or expenses of operating units in currencies other than the units' functional currency. The Group's monetary assets, financing and transactions are principally denominated in Hong Kong dollars, United States dollars and Renminbi. The Group currently does not have a foreign currency hedging policy in respect of foreign currency assets and liabilities. The Group will monitor its foreign currency exposures closely and will consider hedging significant foreign currency exposures should the need arise.

  Credit risk

        The Group trades only with recognised and creditworthy third parties. It is the Group's policy that all customers who wish to trade on credit terms are subject to credit verification procedures. In addition, receivable balances are monitored on an ongoing basis and on an individual basis.

        There is no credit risk of the Group under other financial assets such as cash and cash equivalents.

  Liquidity risk

        The Group's objective is to maintain a balance between continuity of funding and flexibility through the use of interest-bearing bank loans, trust receipt loans and finance leases.

34.    POST BALANCE SHEET EVENTS

        On August 14, 2007, Asia Aluminum Manufacturing Company Limited ("AAMCL"), a wholly-owned subsidiary of the Company, has entered into a sale and purchase agreement ("Sale and Purchase Agreement") with Cometal Phoenix China Dies s.r.l. ("CPC") for the acquisition of 60% interest of the share capital of Phoenix Asia Dies Company Limited ("Phoenix Asia") by AAMCL from CPC and the related shareholder's loan of Euro3,582,194 owed by Phoenix Asia to CPC for a total cash consideration of HK$12,416,000. Upon completion of the Sale and Purchase Agreement, AAMCL increased its share holding in Phoenix Asia from 40% to 100%. Since the financial information of Phoenix Asia as at the date of completion of the Sales and Purchase Agreement was not yet completed up to the date of approval of these financial statements, no further financial information was disclosed in these financial statements.

35.    SUMMARY OF DIFFERENCES BETWEEN HONG KONG AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

        The Group's consolidated financial statements are prepared in accordance with accounting principles generally accepted in Hong Kong ("HK GAAP"), which differs in certain material respects from United States generally accepted accounting principles ("US GAAP"). The following tables summarise the adjustments considered necessary to reflect profit for the year and equity of the Group on the basis of US GAAP giving effect to material differences between HK GAAP and US GAAP.

ASIA AALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

35.    SUMMARY OF DIFFERENCES BETWEEN HONG KONG AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

        The following table summarises the effect on profit for the year of the differences between HK GAAP and US GAAP.

		Year ended June 30
	Notes	2007	2006
		HK$'000	HK$'000
Profit for the year as reported under HK GAAP		384,478	275,381
US GAAP adjustments:
Impairment of goodwill	(a)	—	(50,312)
Rental for rent-free land and buildings	(b)	(11,456)	(9,627)
Capitalisation of finance costs	(c)	63,501	59,041
Depreciation for capitalisation of finance costs	(c)	(3,621)	(650)
Deferred tax arising from US GAAP differences	(d)	(10,229)	(14,014)
Attributable to minority interests	(e)	7,877	28,284

Profit for the year as reported under US GAAP		430,550	288,103

        The following table summarises the effect on equity of the differences between HK GAAP and US GAAP.

		Year ended June 30
	Notes	2007	2006
		HK$'000	HK$'000
Equity as reported under HK GAAP		2,744,981	2,255,981
US GAAP adjustments:
Reclassification of goodwill from reserves to assets	(a)	105,373	105,373
Goodwill—accumulated amortisation, under US GAAP	(a)	(17,323)	(17,323)
Goodwill—impairment, under US GAAP	(a)	(50,312)	(50,312)
Rent expense for rent-free land and buildings	(b)	(48,374)	(36,918)
Capitalisation of finance costs	(c)	147,568	84,067
Depreciation for capitalisation of finance costs	(c)	(7,693)	(4,072)
Deferred tax arising from US GAAP differences	(d)	(29,428)	(19,199)
Equity attributable to minority interests	(e)	—	(6,143)

Equity as reported under US GAAP		2,844,792	2,311,454

  Notes:

  (a)
  Business combinations and goodwill:

    Under HK GAAP, goodwill arising on acquisition of subsidiaries represents the excess of the cost of the acquisition over the Group's share of the fair values of the identifiable assets and liabilities acquired as at the date of acquisition. Prior to the adoption of SSAP 30 in 2001, goodwill arising on acquisition was eliminated against consolidated capital reserve in the year

ASIA AALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

35.    SUMMARY OF DIFFERENCES BETWEEN HONG KONG AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

    of acquisition. On the adoption of HKFRS 3, such goodwill remains eliminated against the consolidated capital reserve and is not recognised in the income statement when all or part of the business to which the goodwill relates is disposed of or when a cash-generating unit to which the goodwill relates becomes impaired.

    Under US GAAP, as specified in the Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets are required to be reflected as assets on the balance sheet and be tested for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, using the prescribed two-step process. The first step screens for potential impairment of goodwill if the fair value of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied fair value of goodwill to its carrying value. Prior to SFAS 142, the amounts assigned to goodwill were amortised over the remaining operating period of the subsidiaries until June 30, 2002, the date of adoption of FAS 142, upon which amortisation of goodwill ceased.

    Goodwill acquired in a business combination is allocated, at acquisition, to the reporting units that are expected to benefit from that business combination. Before recognition of impairment losses, the carrying amount of HK$50,312,000 and HK$37,738,000 were allocated to the reporting unit of the aluminum panels segment and the aluminum extrusion products segment, respectively.

    During the year ended June 30, 2006, a goodwill impairment loss of HK$50,312,000 was recognised in the aluminum panels segment as a result of the termination plan of the Group's aluminum panel operation and the disposal of certain property, plant and equipment in the aluminum panels segment to fellow subsidiaries of the Group. The fair value of this reporting unit was estimated using the expected present value of future cash flows.

    The following table sets out the carrying value of goodwill as reported under US GAAP:

	2007	2006
	HK$'000	HK$'000
Goodwill carried as consolidated reserves under HK GAAP reclassified as asset under US GAAP	105,373	105,373
Goodwill amortisation recognised under US GAAP	(17,323)	(17,323)
Goodwill impairment recognised under US GAAP	(50,312)	(50,312)

Carrying value as reported under US GAAP	37,738	37,738

  (b)
  Rent-free use of land and buildings from minority equity holders:

    As detailed in note 4 to the financial statements, each of Guangdong Nanhua and Hongjia Aluminum, has granted the Group the right to use the certain parcels of land and buildings on a rent-free basis. Under HK GAAP, no rental expense is recorded to reflect this rent-free usage.

ASIA AALUMINUM GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007, 2006 and 2005

35.    SUMMARY OF DIFFERENCES BETWEEN HONG KONG AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

    Under US GAAP, the right to use certain parcels of land and buildings is recorded as rental expenses at fair value with a corresponding increase in minority interests. The rental expenses for the Group for the year ended June 30, 2007 was HK$11,456,000 (2006: HK$9,627,000), excluding the minority interests' share of HK$7,637,000 (2006: HK$6,418,000) which would not affect the profit for the year attributable to the shareholders of the Company and the equity of the Group.

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

    Under US GAAP, interest costs are capitalised as part of the historical cost of acquiring or constructing certain assets. The amount of interest cost to be capitalised for qualifying assets is intended to be that portion of the interest cost incurred during the assets' acquisition periods that theoretically could have been avoided if expenditures for the assets had not been made. Thereafter, the amount capitalised are depreciated over the useful lives of the relevant assets. The amount capitalised is determined by applying an interest rate to the average amount of accumulated expenditures for the asset during the construction or development period. The interest rate for capitalisation purposes is to be based on the rates of the Company's outstanding borrowings. A weighted average of the rates on other borrowings is to be applied to expenditures not covered by the specific borrowings.

  (d)
  Deferred tax:

    In general, the accounting treatment of deferred taxes under HK GAAP and US GAAP is similar. However, as a result of the corresponding deferred tax effect of the GAAP differences related to the capitalisation of finance costs, there are differences in the deferred taxes recognised under HK GAAP and US GAAP.

  (e)
  Minority interests:

    Under HK GAAP, minority interest in the profit or loss of the Group is separately presented on the face of the consolidated income statements as profit and loss attributable to minority interests and are not included in determining profit or loss for the year. In addition, minority interests are presented as a component of equity. Under US GAAP, minority interests are included as a component of net profit or loss for the year and are not presented as a component of equity.

36.    APPROVAL OF THE FINANCIAL STATEMENTS

        The financial statements were approved and authorised for issue by the board of directors on September 29, 2007, except for note 35 to the financial statements, which was approved and authorised for issue by the board of directors on November 9, 2007.

QuickLinks

TABLE OF CONTENTS
PART I
Forward-Looking Statements
PART II
Contractual Obligations and Commitments by Fiscal Year
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS
  ITEM 8. CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
Grants of Plan-Based Awards
Outstanding Equity Awards at Fiscal Year-End
Pension Benefits
Non-Qualified Deferred Compensation
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX
SIGNATURES
Index to Financial Statements
Report of Independent Registered Public Accounting Firm
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED BALANCE SHEETS As of December 31, 2007 and December 31, 2006 (Dollars in thousands)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED AND COMBINED STATEMENTS OF INCOME Years ended December 31, 2007, December 31, 2006 and December 31, 2005 (Dollars in thousands)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS Years ended December 31, 2007, December 31, 2006 and December 31, 2005 (Dollars in thousands)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY Years ended December 31, 2007, December 31, 2006 and December 31, 2005 (Dollars in thousands)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY Years ended December 31, 2007, December 31, 2006 and December 31, 2005 (Dollars in thousands)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Years ended December 31, 2007, December 31, 2006 and December 31, 2005 (Dollars in thousands)
INDALEX HOLDINGS FINANCE, INC. NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS Years ended December 31, 2007, December 31, 2006 and December 31, 2005 (Dollars in thousands)
Audited Financial Statements
ASIA ALUMINUM GROUP LIMITED CONSOLIDATED INCOME STATEMENTS Years ended June 30, 2007, 2006 and 2005
ASIA ALUMINUM GROUP LIMITED CONSOLIDATED BALANCE SHEETS June 30, 2007 and 2006
ASIA ALUMINUM GROUP LIMITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY Years ended June 30, 2007, 2006 and 2005
ASIA ALUMINUM GROUP LIMITED CONSOLIDATED CASH FLOW STATEMENTS Years ended June 30, 2007, 2006 and 2005
ASIA ALUMINUM GROUP LIMITED NOTES TO FINANCIAL STATEMENTS June 30, 2007, 2006 and 2005