Form 10-Q
period 2008-03-30
INDALEX HOLDINGS FINANCE INC
filed 2008-05-14
CIK 1351667

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
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

        The number of shares of the registrant's common stock outstanding as of April 30, 2008 was 1,000,024.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

As of March 30, 2008 and December 31, 2007

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 30, 2008	December 31, 2007
	(Successor)	(Successor)
ASSETS
Current Assets:
Cash and cash equivalents	$1,242	$7,919
Accounts receivable, less allowance of $3,805 in 2008 and $3,862 in 2007	120,557	83,288
Receivable from suppliers	15,125	5,241
Inventories	46,649	58,265
Prepaid expenses and other current assets	18,288	10,407
Deferred income taxes	5,316	5,434

Total current assets	207,177	170,554
Property, plant, and equipment, net	193,872	192,391
Other intangibles, net	62,046	64,306
Deferred financing costs	9,029	9,563
Other assets	2,699	2,604

Total assets	$474,823	$439,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$73,041	$69,125
Income taxes payable	321	271
Accrued expenses and other current liabilities	47,326	35,206
Accrued interest	4,443	10,160
Capital lease obligation	1,600	1,563
Checks issued in excess of bank balance	4,447	—
Revolver borrowings	107,468	67,500

Total current liabilities	238,646	183,825
Other liabilities	39,544	40,767
Capital lease obligation	3,289	3,662
Long-term debt	196,217	196,138
Deferred income taxes	4,509	6,191

Total liabilities	482,205	430,583

Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Common stock ($.001 par value per share). Authorized shares 2,900,000. Issued and oustanding 1,000,114	1	1
Additional paid-in capital	35,303	35,124
Treasury stock, 90 shares at $111.11 per share	(10)	(10)
Accumulated deficit	(47,416)	(30,874)
Accumulated other comprehensive income	4,740	4,594

Total stockholders' equity (deficit)	(7,382)	8,835

Total liabilities and stockholders' equity (deficit)	$474,823	$439,418

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

	Three months ended
	March 30, 2008	April 1, 2007
	(Successor)	(Successor)
Net sales	$250,588	$291,222
Costs and expenses:
Cost of sales	243,835	277,089
Selling, general, and administrative	13,490	13,954
Management fees to affiliates	250	319
Amortization of intangible assets	2,259	2,608
Other income	(859)	(885)
Restructuring charges	3,681	1,618
Impairment of long-lived assets	389	—
(Gain) loss on disposal of assets	(501)	58
Mark-to-market on derivatives	(2,632)	(1,476)

Total costs and expenses	259,912	293,285

Loss from operations	(9,324)	(2,063)
Other income (expense):
External interest expense	(7,437)	(9,893)
Deferred financing costs	(535)	(596)
Interest income	29	—
Income from equity method investment in AAG	—	4,917

Loss before income taxes	(17,267)	(7,635)
Income tax benefit	(725)	(948)

Net loss	$(16,542)	$(6,687)

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

	Three months ended
	March 30, 2008	April 1, 2007
	(Successor)	(Successor)
Cash flows from operating activities
Net loss	$(16,542)	$(6,687)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	8,501	8,269
Amortization of intangible assets	2,259	2,608
Amortization of deferred financing costs	535	596
Amortization of bond discount	79	107
(Gain) loss on disposal of assets	(501)	58
Impairment of long-lived assets	389	—
Other	(1)	—
Income from equity method investment in AAG	—	(4,917)
Stock-based compensation	179	211
Deferred income taxes	(875)	(1,136)
Changes in operating assets and liabilities
Accounts receivable	(38,542)	(30,117)
Inventories	10,988	(24,796)
Prepaids and other assets	(18,212)	1,905
Income taxes payable/refundable	85	(1,672)
Checks issued in excess of bank balance	4,583	—
Accounts payable	4,986	9,416
Accrued expenses and other liabilities	5,685	3,787

Net cash from operating activities	(36,404)	(42,368)

Cash flows from investing activities
Capital expenditures	(10,599)	(6,889)
Proceeds from sales of property, plant and equipment	834	(12)

Net cash from investing activities	(9,765)	(6,901)

Cash flows from financing activities
Payments on capital lease obligation	(358)	(308)
Revolver borrowings	40,144	42,329

Net cash from financing activities	39,786	42,021

Effect of changes in foreign exchange rates on cash	(294)	41

Net change in cash and cash equivalents	(6,677)	(7,207)
Cash and cash equivalents
Beginning of period	7,919	11,157

End of period	$1,242	$3,950

Supplemental cash flow information:
Cash paid for interest	$13,074	$17,096
Cash paid for income taxes	42	1,859

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Successor balance, January 1, 2008	$1	$35,124	$(10)	$(30,874)	$4,594	$8,835
Net loss	—	—	—	(16,542)	—	(16,542)
Stock-based compensation	—	179	—	—	—	179
Translation adjustment	—	—	—	—	146	146

Successor balance, March 30, 2008	$1	$35,303	$(10)	$(47,416)	$4,740	$(7,382)

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Successor balance, January 1, 2007	$1	$110,665	$(10)	$(23,898)	$2,640	$89,398
Net loss	—	—	—	(6,687)	—	(6,687)
Stock-based compensation	—	211	—	—	—	211
Translation adjustment	—	—	—	—	(160)	(160)

Successor balance, April 1, 2007	$1	$110,876	$(10)	$(30,585)	$2,480	$82,762

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

	Three months ended
	March 30, 2008	April 1, 2007
	(Successor)	(Successor)
Net loss	$(16,542)	$(6,687)
Translation adjustment	146	(160)

Comprehensive loss	$(16,396)	$(6,847)

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

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

        The consolidated financial statements have been prepared by management and have not been audited by the Company's external auditors. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 30, 2008, and the results of operations and cash flows for the three months ended March 30, 2008 and April 1, 2007. The results of operations and cash flows for the three months ended March 30, 2008 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. The financial information as of March 30, 2008 should be read in conjuction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on March 31, 2008.

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

        The Company reports its interim results on a 4-4-5 accounting calendar, therefore, the ending date for a period typically differs from a calendar month end. The consolidated financial statements for the first quarter 2008 are those for the 13 week period ended March 30, 2008.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" removed leasing transactions accounted for

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 "Partial Deferral of the Effective Date of Statement 157" (FSP 157-2), deferred the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

        The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, had no impact on the Company's consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

        SFAS No. 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability based on the Company's own assumptions

        Derivative contracts are valued using quoted market prices and significant other observable inputs. Such financial instruments consist of aluminum, foreign currency and interest rate contracts. The fair value of aluminum and foreign currency contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such these derivative instruments are classified within level 2 of the fair value hierarchy. Interest rate swaps do not have observable market quotes. For these financial instruments, management uses significant observable inputs (i.e., premiums for swaps) to value the derivative. As such these derivative instruments are classified within level 2 of the fair value hierarchy. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 30, 2008:

March 30, 2008
Assets:
Commodity futures contracts	$3,471
Foreign currency contracts	80
Interest rate swaps	—
Liabilities:
Commodity futures contracts	—
Foreign currency contracts	85
Interest rate swaps	2,276

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company already records derivative contracts at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). The adoption of SFAS 159 had no impact on the Company's consolidated financial position and results of operations as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

        In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The implementation of this standard had no impact on the Company's consolidated financial position and results of operations.

        In June 2007, the FASB ratified EITF 06-11 "Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The implementation of this standard had no impact on the Company's consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations" (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company will apply the standard when required and applicable.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called "minority interests") be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company will apply the standard when required and applicable.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In December 2007, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), Implementation Issue No. E23, "Hedging—General: Issues Involving the Application of the Shortcut Method under Paragraph 68" (Issue E23). Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance had no impact on the Company's consolidated financial position and results of operations.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial position and results of operations.

NOTE 3—EQUITY METHOD INVESTMENT

        On May 15, 2007 Indalex UK Limited sold its 25.01% interest in Asia Aluminum Group ("AAG") to OK Spring Roll Limited Partnership, an investment vehicle in association with ORIX Corporation.

        The investment in AAG was accounted for using the equity method of accounting. The principal business transactions between AAG and the Company include the sale of finished aluminum products where the Company uses AAG as a contract manufacturer. The Company purchases finished extruded aluminum products from AAG for resale to customers when it is more economical than manufacturing the product directly or when there are capacity constraints. Approximately 4% of the Company's net sales were sourced from AAG for the period January 1, 2007 to April 1, 2007.

        Summarized financial data for AAG's operations as of April 1, 2007 and for the period ended is as follows:

Period ended April 1, 2007
Successor
Sales	$209,473
Gross profit	38,901
Net income	18,238
Current assets	514,430
Current liabilities	587,063
Non-current liabilities	38
Total assets	951,018
Stockholders' equity	363,916
Retained earnings	283,656

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 4—INTANGIBLE ASSETS

        As part of the Indalex Holding acquisition, identifiable intangible assets were recorded. The identifiable intangible assets are being amortized on a declining balance method. The useful lives range from seven to fifteen years. The table below summarizes the identified intangible assets and annual amortization expense.

	March 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$68,258	$(18,593)	$49,665	$68,258	$(16,824)	$51,434
Indalex trademark	17,000	(4,619)	12,381	17,000	(4,128)	12,872

Total	$85,258	$(23,212)	$62,046	$85,258	$(20,952)	$64,306

        Future amortization expense is as follows:

Year Ending December 31,
Remainder of 2008	$5,814
2009	$7,316
2010	$6,860
2011	$6,449
2012	$6,449

NOTE 5—RESTRUCTURING CHARGES

        On January 9, 2008, the Company announced the closure of its aluminum extrusion facility located in Girard, Ohio. The facility ceased operations in March 2008. As a result of the closure, the Company recorded expense of $2,717 comprised of $2,515 in severance and related costs resulting from the termination of 250 people, and $202 of other exit costs during the period ended March 30, 2008. On March 19, 2008, the Company announced the closure of its aluminum extrusion facility located in Niles, Ohio. The facility ceased operations in April 2008. As a result of the closure, the Company recorded an impairment on long-lived assets of $389 during the period ended March 30, 2008 based on the appraised values of the assets expected to be disposed. During the period ended March 30, 2008, the Company recorded expense of $102 comprised of $100 of severance and related costs resulting from the termination of 37 people, and $2 of other exit costs.

        In January 2008, the Company initiated an overhead restructuring program. During the period ended March 30, 2008, the Company recorded expense of $306 in severance and related costs resulting from the termination of 20 people.

        On January 5, 2007, the Company announced the closure of its aluminum extrusion facility located in Watsonville, California. The facility ceased operations in June 2007. During the period ended March 30, 2008, the Company recorded expense of $556 comprised of $97 for employee-related costs and $459 for lease obligations and other exit costs. The cumulative expense resulting from the closure

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 5—RESTRUCTURING CHARGES (Continued)

is $1,417 for severance and related costs resulting from the termination of 99 people and $1,299 for lease obligations and other exit costs.

        The following table summarizes the status of the Company's total restructuring costs.

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2007	$1,175	$—	$16	$1,191
January 1-March 30, 2008 charges	3,018	389	663	4,070
January 1-March 30, 2008 usage	(1,261)	(389)	(621)	(2,271)

Balance at March 30, 2008	$2,932	$—	$58	$2,990

NOTE 6—DERIVATIVE INSTRUMENTS

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

        As of March 30, 2008, the Company had 278 contracts to purchase 49.3 million pounds of aluminum at prices per pound between $1.10 and $1.44 (actual). These purchase contracts are scheduled to mature between April 2008 and June 2011, and the notional amount was $59,919. As of March 30, 2008, the Company had 45 contracts to sell 81.4 million pounds of aluminum at prices between $1.14 and $1.39 (actual). These sales contracts are scheduled to mature between April 2008 and July 2008, and the notional amount was $109,444. As of March 30, 2008, the unrealized gains related to these derivatives are recorded within other current assets in the amount of $4,196. The income statement reflects a gain of $3,646 for the period ended March 30, 2008.

        As of December 31, 2007, the unrealized losses related to these derivatives are recorded within other current liabilities in the amount of $175. The income statement reflects a gain of $1,476 for the period ended April 1, 2007.

        The Company transacts business in foreign currencies, giving rise to foreign exchange rate risk. The purpose of the Company's foreign currency hedging activity is to protect the Company from the risk that the eventual U.S. Dollar net cash outflows resulting from foreign purchases or net cash inflows denominated in foreign currency, will be adversely affected by the changes in exchange rates. As of March 30, 2008, the Company had two contracts to buy 8.5 million Swedish Krona (SEK) at prices per US Dollar between SEK 5.97 and SEK 6.72 (actual). These purchase contracts are scheduled to mature in April 2008, and the notional amount was $1,346. As of March 30, 2008, the Company had nine contracts to buy 13.2 million Canadian Dollars (CAD) at prices per US Dollar between CAD 1.00 and CAD 1.02 (actual). These purchase contracts are scheduled to mature between April 2008 and May

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 6—DERIVATIVE INSTRUMENTS (Continued)

2008, and the notional amount was $13,013. As of March 30, 2008, the unrealized gains related to these derivatives are recorded within other current assets in the amount of $80, and the unrealized losses are recorded within other current liabilities in the amount of $85. The income statement reflects a loss of $160 for the period ended March 30, 2008, which includes a loss of $189 in other expense.

        The Company's short-term debt consists of a revolving credit facility providing for borrowings up to $200.0 million. (See Note 10.) In order to manage the mix of fixed and floating rates in its revolving credit facility, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from short-term LIBOR-based variable rate payments to fixed-rate payments for a portion of its total revolver balance. As of March 30, 2008, the Company had three interest rate swap contracts with a weighted average fixed rate of 5.11%. The contracts are scheduled to mature between July 2009 and September 2009, and the notional amount was $57,500. As of March 30, 2008, the unrealized losses related to these derivatives are recorded within other current liabilities in the amount of $2,276. The income statement reflects a loss of $1,043 for the period ended March 30, 2008.

NOTE 7—AFFILIATE TRANSACTIONS

        During the periods ended March 30, 2008 and April 1, 2007, the Company incurred management fees of $250 and $319, respectively, to Sun Capital Partners, Inc. for operational management, debt financing support and corporate governance. Sun Capital Partners charges its fees to affiliates proportionately based on a percentage of EBITDA.

NOTE 8—INVENTORIES

        Inventories consisted of the following:

	March 30, 2008	December 31, 2007
Raw materials	$23,903	$33,206
Work in process	934	2,172
Finished goods	26,631	26,551

	51,468	61,929
Less LIFO allowance	(4,819)	(3,664)

Total inventories	$46,649	$58,265

        Inventory stated on the LIFO basis amounted to $20,462 at March 30, 2008 and $34,123 at December 31, 2007.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 9—OTHER LIABILITIES

        Other liabilities were comprised of the following:

	March 30, 2008	December 31, 2007
	Successor	Successor
Pension	$9,329	$10,314
Unrealized tax benefit	19,185	19,289
Environmental	1,638	1,608
Post-retirement benefits	3,819	3,868
Other post-retirement benefits	552	639
Other	5,021	5,049

Total	$39,544	$40,767

NOTE 10—DEBT

        The Company has significant debt service obligations. A revolving credit facility consists of a first-priority secured five-year asset-based revolving credit facility providing for borrowings up to $200.0 million. In addition, to fund the purchase from Honeywell, the Company issued $270.0 million of 11 1/2% Notes on February 2, 2006, which mature in 2014. The bonds were recorded net of a discount of $3,437, which is amortized over the term of the bonds. On June 21, 2007 the Company repurchased Notes with a face value of $71,945 with proceeds from the sale of its investment in AAG. The Notes were redeemed at a 5% premium plus accrued interest. The face value of the Notes is $198,055 and the discount is $1,838 at March 30, 2008.

  Revolving Credit Facility

        The revolving credit facility provides an aggregate principal amount of up to $200.0 million, all of which is available in the form of loans denominated in U.S. dollars to Indalex Holding Corp. and up to $80.0 million of which is available as a revolving credit sub-facility in the form of loans denominated in Canadian dollars and loans denominated in U.S. dollars to Indalex Limited or bankers' acceptances denominated in Canadian dollars, subject in each case to the borrowing base limitations described below. Up to an aggregate of $30.0 million will be available to Indalex Holding Corp., Indalex Limited and subsidiaries of Indalex Holding Corp., to the extent that Indalex Holding Corp. or Indalex Limited is a co-applicant, for the issuance of letters of credit. As of March 30, 2008, borrowings under the revolving credit facility bore interest at a weighted average rate of 5.29%.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 10—DEBT (Continued)

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

  •
  make investments and acquire assets;

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 10—DEBT (Continued)

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

        The Company was in compliance with the covenants for the period ended March 30, 2008.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 10—DEBT (Continued)

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

        The indenture governing the 11 1/2% Notes, among other things, limits Indalex Holding Corp.'s ability and the ability of its restricted subsidiaries to: incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into sale/leaseback transactions; and merge, consolidate or sell substantially all of the Company's assets. These covenants are subject to important exceptions and qualifications. The Company was in compliance with the covenants for the period ended March 30, 2008.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 10—DEBT (Continued)

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 10—DEBT (Continued)

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

NOTE 11—DEBT ISSUE COSTS

        As part of the transactions associated with the Indalex Holdings acquisition, the Company incurred $4.2 million and $12.6 million in debt issue costs for the Revolving Credit Facility and the 11 1/2% Notes, respectively. These costs are being amortized using the straight-line method over the life of the debt (5 years and 8 years, respectively).

        As indicated in Note 10, on June 21, 2007 the Company repurchased Notes with a face value of $71,945 with proceeds from the sale of its investment in AAG. As a result of the tender offer for the Notes the Company expensed $2,757 of debt issue costs during the three months ended July 1, 2007 that were being amortized over 8 years.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 12—EMPLOYEE BENEFIT PLANS

        Pension and Post-Retirement Benefits:    The Company maintains defined benefit pension plans that provide retirement benefits for certain employees. The assets of the plans are invested primarily in equity and bond-based funds, debt and equity securities, and short-term cash investments. Pension costs are calculated using the accrued benefit model of actuarial valuation with projected earnings where appropriate. The Company also maintains for select employees a defined benefit plan that provides healthcare and life insurance benefits upon retirement. The plan is unfunded.

        Net periodic pension costs for the plans include the following components:

	Three months ended
	March 30, 2008	April 1, 2007
	Successor	Successor
Service cost	$76	$131
Interest cost	1,637	1,735
Expected return on assets	(1,599)	(1,672)
Amortization of unrecognized actuarial gain	(37)	—
Settlement gain	—	(47)

Net periodic benefit cost	$77	$147

        During the period ended April 1, 2007, the Company recognized a net settlement gain of $47 as a result of executing a wind-up of part of its Canadian pension plan.

        Net periodic post-retirement benefit cost for the plans include the following components:

	Three months ended
	March 30, 2008	April 1, 2007
	Successor	Successor
Service cost	$9	$15
Interest cost	60	66
Amortization of unrecognized actuarial gain	(8)	—

Net periodic benefit cost	$61	$81

        The Company also participates in defined contribution and multi-employer pension plans. The contributions were $1,065 and $1,075 and the expense was $968 and $1,106 for the periods ended March 30, 2008 and April 1, 2007, respectively.

NOTE 13—COMMITMENTS AND CONTINGENCIES

        The Company has entered into several long-term contracts with metal suppliers to purchase aluminum billet. The price of billet is based primarily on the average Midwest Transaction price plus a

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

fixed billet premium. The Midwest Transaction average changes monthly. The minimum purchase commitments as of March 30, 2008 are as follows:

Year Ending December 31	Amount
Remainder of 2008	$209,111
2009	32,724

Total commitments	$241,835

        The Company has also committed to purchasing natural gas. The commitments as of March 30, 2008 are as follows:

Year Ending December 31	Amount
Remainder of 2008	$8,976
2009	10,119
2010	4,852
2011	379

Total commitments	$24,326

        As of March 30, 2008, the Company has committed approximately $6,894 for the purchase of property and equipment related to incomplete projects.

        As of March 30, 2008, the Company has outstanding letters of credit commitments of $8,616 related to its general insurance coverage. The letters of credit expire after one year but renew automatically for another year unless the Company notifies the beneficiary at least ninety days prior to the expiration date.

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

Environmental obligations

        The Company established environmental reserves totaling $1,744 and $1,724 as of March 30, 2008 and December 31, 2007, respectively. $106 and $116 was included in current liabilities as of March 30, 2008 and December 31, 2006, respectively. Liabilities are recorded when environmental remedial efforts or damage claim payments are probable and the range of possible costs can be reasonably estimated. In those cases where an amount within the range is judged most likely to be incurred, that amount is recorded. Where no specific amount within the range of possible costs is considered more probable to be incurred than any other, the lower end of the range is typically used. Such liabilities are based on the Company's best estimate of the undiscounted future costs required to complete the remedial work.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

        The Company believes its reserves for environmental matters are adequate, based on the information currently available.

NOTE 14—LEASING ARRANGEMENTS

        The Company leases property, plant, and equipment under operating leases that expire at various dates through 2015. At March 30, 2008, future minimum lease payments under noncancelable operating leases with terms of one year or more are as follows:

Year Ending December 31	Amount
Remainder of 2008	$2,038
2009	1,932
2010	1,403
2011	733
2012	264
Thereafter	440

Total commitments	$6,810

        The Company leases an extrusion press in Canada and in Elkhart, Indiana. Both leases qualify as capital leases. As of March 30, 2008, future minimum lease payments, including the final buyout payment, are as follows:

Year Ending December 31	Amount
Remainder of 2008	$1,333
2009	1,657
2010	1,380
2011	579
2012	797

5,746
Amount representing interest	(857)

Present value of net minimum lease payments	4,889
Current portion	(1,600)

Long-term portion capital lease obligation	$3,289

        At March 30, 2008, the cost of the capital leases was $7,065 and accumulated depreciation was $3,461.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 15—STOCK-BASED COMPENSATION

        Under the Company's stock option plan, certain employees of the Company were granted options to purchase shares of Indalex Holdings Finance, Inc. Stock options expire ten years from the date of grant.

        Under the Plan, options are granted with an exercise price equal to or greater than the market value of the Company on the date of grant. A public market does not exist for the stock so the market value of the Company was based on its recent purchase price. The fair value of options on their grant date was measured using the Black-Scholes option-pricing model. The weighted average estimated value of employee stock options granted was $28.53 per share for the period ended March 30, 2008. Key assumptions used to apply this pricing model are as follows:

Three months ended March 30, 2008
Risk-free interest rate	3.74%
Expected life option grants (in years)	10.0
Expected volatility of underlying stock	31.3%
Expected dividend yield	0.0%

        The expected to vest options are based on forfeiture assumptions derived from historical experience. Forfeiture assumptions are reviewed through the vesting period, and adjustments are made if actual forfeitures differ materially from previous estimates. The cumulative effect of a change in estimated forfeitures is recognized in the period of change.

        The expected volatility of the underlying stock for options granted during the period ended March 30, 2008 was based on the daily historical closing price volatility of the Dow Jones Industrial Metals Index over the period equal to the expected term ending on the grant date.

        For the period ended March 30, 2008, the Company recorded compensation expense of $179. The Company expects to record future stock compensation expense of $875 over a weighted average period of 2.27 years.

        A summary of stock option activity is provided below:

	Three months ended March 30, 2008
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at beginning of period	64,600	$113.53
Granted	2,000	111.25
Forfeited	(400)	111.25
Exercised	n/a	n/a
Expired	n/a	n/a

Outstanding at end of period	66,200	$113.48	$—	8.34

Exercisable at end of period	14,000	$113.36	$—	8.18

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 15—STOCK-BASED COMPENSATION (Continued)

        As of March 30, 2008, 52,200 options with a weighted average exercise price of $113.51 are due to expire between 2016 and 2017.

        As of March 30, 2008, 14,000 options have vested, and 50,455 options are expected to vest between 2008 and 2012. There were no options vested during the period ended March 30, 2008.

NOTE 16—GEOGRAPHIC DATA

	Net Sales		Long-Lived Assets
	Three months ended		Years ended
	Mar 30, 2008	Apr 1, 2007	Mar 30, 2008	Dec 31, 2007
	Successor	Successor	Successor	Successor
United States	$200,467	$242,989	$178,206	$177,035
Canada	49,349	47,655	89,440	91,829
Other International	772	578	—	—

	$250,588	$291,222	$267,646	$268,864

NOTE 17—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        Indalex Holding Corp. (the "Issuer") issued $270,000 aggregate principal amount of the 11 1/2% Notes on February 2, 2006. On June 21, 2007, the Company repurchased $71,945 aggregate principal amount of the 11 1/2% Notes, and as of March 30, 2008, $198,055 aggregate principal amount of 11 1/2% Notes was outstanding. The Notes are jointly and severally guaranteed on a full and unconditional basis by Indalex Holdings Finance, Inc., the parent company of Indalex Holding Corp., and each of the domestic subsidiaries of Indalex Holding Corp. (the "Guarantor Companies"). Indalex Holding Corp. and the Guarantor Companies are 100% owned, directly or indirectly, by Indalex Holdings Finance, Inc. Indalex Holding Corp.'s foreign subsidiaries (the "Non-Guarantor Companies") do not provide guarantees.

        The following consolidated financial information presents the financial information of Indalex Holdings Finance, Inc., the Guarantor Companies and the Non-Guarantor Companies in accordance with Rule 3-10 under the Securities and Exchange Commission's Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Companies or Non-Guarantor Companies operated as independent entities. The Guarantor Companies and Non-Guarantor Companies include the consolidated financial results of their wholly owned subsidiaries accounted for under the equity method. All applicable corporate expenses have been allocated among the Guarantor Companies and Non-Guarantor Companies.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 17—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Balance Sheet—Guarantor and Non-Guarantor
As of March 30, 2008 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	—	1,233	9	—	$1,242
Accounts receivable, net	—	78,768	41,789	—	120,557
Receivable from affiliates	—	4,799	19,427	(24,226)	—
Receivable from suppliers	—	15,125	—	—	15,125
Inventories	—	26,036	20,613	—	46,649
Prepaid expenses and other current assets	—	7,332	10,956	—	18,288
Deferred income taxes	—	5,005	311	—	5,316

Total current assets	—	138,298	93,105	(24,226)	207,177
Notes receivable from affiliates	—	39,158	—	(39,158)	—
Investment in subsidiary	111,250	—	—	(111,250)	—
Property, plant, and equipment, net	—	131,328	62,544	—	193,872
Other intangibles, net	—	40,602	21,444	—	62,046
Deferred financing costs	—	4,162	4,867	—	9,029
Other assets	—	2,114	585	—	2,699

Total assets	$111,250	$355,662	$182,545	$(174,634)	$474,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$37,919	$35,122	$—	$73,041
Payable to affiliates	—	19,427	4,799	(24,226)	—
Income taxes payable (refundable)	—	(806)	1,127	—	321
Accrued expenses and other current liabilities	—	40,845	6,481	—	47,326
Accrued interest	—	4,320	123	—	4,443
Capital lease obligation	—	654	946	—	1,600
Checks in excess of bank balance	—	—	4,447	—	4,447
Revolver borrowings	10	96,690	10,768	—	107,468

Total current liabilities	10	199,049	63,813	(24,226)	238,646
Notes payable to affiliates	—	—	39,158	(39,158)	—
Other liabilities	—	27,876	11,668	—	39,544
Capital lease obligation	—	1,718	1,571	—	3,289
Long-term debt	—	196,217	—	—	196,217
Deferred income taxes	—	(2,156)	6,665	—	4,509

Total liabilities	10	422,704	122,875	(63,384)	482,205

Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Common stock	1	1	—	(1)	1
Additional paid-in capital	111,249	5,043	30,260	(111,249)	35,303
Treasury stock	(10)	—	—	—	(10)
Retained earnings (accumulated deficit)	—	(84,089)	36,673	—	(47,416)
Accumulated other comprehensive income (loss)	—	12,003	(7,263)	—	4,740

Total stockholders' equity (deficit)	111,240	(67,042)	59,670	(111,250)	(7,382)

Total liabilities and stockholders' equity (deficit)	$111,250	$355,662	$182,545	$(174,634)	$474,823

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 17—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Balance Sheet—Guarantor and Non-Guarantor
As of December 31, 2007 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$7,179	$740	$—	$7,919
Accounts receivable, net	—	48,920	34,368	—	83,288
Receivable from affiliates	—	3,190	17,229	(20,419)	—
Receivable from suppliers	—	5,241	—	—	5,241
Inventories	—	40,465	17,800	—	58,265
Prepaid expenses and other current assets	—	2,238	8,169	—	10,407
Deferred income taxes	—	5,188	246	—	5,434

Total current assets	—	112,421	78,552	(20,419)	170,554
Notes receivable from affiliates	—	40,351	—	(40,351)	—
Investment in subsidiary	111,250	—	—	(111,250)	—
Property, plant, and equipment, net	—	128,655	63,736	—	192,391
Other intangibles, net	—	41,997	22,309	—	64,306
Deferred financing costs	—	4,404	5,159	—	9,563
Other assets	—	1,979	625	—	2,604

Total assets	$111,250	$329,807	$170,381	$(172,020)	$439,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$33,480	$35,645	$—	$69,125
Payable to affiliates	—	17,229	3,190	(20,419)	—
Income taxes payable (refundable)	—	(853)	1,124	—	271
Accrued expenses and other current liabilities	—	28,400	6,806	—	35,206
Accrued interest	—	10,060	100	—	10,160
Capital lease obligation	—	605	958	—	1,563
Revolver borrowings	10	67,490	—	—	67,500

Total current liabilities	10	156,411	47,823	(20,419)	183,825
Notes payable to affiliates	—	—	40,351	(40,351)	—
Other liabilities	—	28,328	12,439	—	40,767
Capital lease obligation	—	1,793	1,869	—	3,662
Long-term debt	—	196,138	—	—	196,138
Deferred income taxes	—	(1,306)	7,497	—	6,191

Total liabilities	10	381,364	109,979	(60,770)	430,583

Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Common stock	1	1	—	(1)	1
Additional paid-in capital	111,249	4,864	30,260	(111,249)	35,124
Treasury stock	(10)	—	—	—	(10)
Retained earnings (accumulated deficit)	—	(69,184)	38,310	—	(30,874)
Accumulated other comprehensive income (loss)	—	12,762	(8,168)	—	4,594

Total stockholders' equity (deficit)	111,240	(51,557)	60,402	(111,250)	8,835

Total liabilities and stockholders' equity (deficit)	$111,250	$329,807	$170,381	$(172,020)	$439,418

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 17—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor
For the Period January 1, 2008 to March 30, 2008 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Net sales	$—	$172,855	$108,106	$(30,373)	$250,588
Costs and expenses:
Cost of sales	—	169,195	105,013	(30,373)	243,835
Selling, general, and administrative	—	9,957	3,533	—	13,490
Management fees to affiliates	—	165	85	—	250
Amortization of intangible assets	—	1,395	864	—	2,259
Other income	—	(216)	(643)	—	(859)
Restructuring charges	—	3,681	—	—	3,681
Impairment of long-lived assets	—	389	—	—	389
Gain on disposal of assets	—	(451)	(50)	—	(501)
Mark-to-market on derivatives	—	(2,632)	—	—	(2,632)

Total costs and expenses	—	181,483	108,802	(30,373)	259,912

Loss from operations	—	(8,628)	(696)	—	(9,324)
Other income (expense):
Interest to affiliates, net	—	1,144	(1,144)	—	—
External interest expense	—	(7,273)	(164)	—	(7,437)
Deferred financing costs	—	(243)	(292)	—	(535)
Interest income	—	27	2	—	29

Loss before income taxes	—	(14,973)	(2,294)	—	(17,267)
Income tax benefit	—	(68)	(657)	—	(725)

Net loss	$—	$(14,905)	$(1,637)	$—	$(16,542)

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 17—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Cash Flows—Guarantor and Non-Guarantor
For the Period January 1, 2008 to March 30, 2008 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$—	$(14,905)	$(1,637)	$—	$(16,542)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	—	5,608	2,893	—	8,501
Amortization of intangible assets	—	1,395	864	—	2,259
Amortization of deferred financing costs	—	243	292	—	535
Amortization of bond discount	—	79	—	—	79
Gain on disposal of assets	—	(451)	(50)	—	(501)
Impairment of long-lived assets	—	389	—	—	389
Other	—	(1)	—	—	(1)
Stock-based compensation	—	179	—	—	179
Deferred income taxes	—	(181)	(694)	—	(875)
Changes in operating assets and liabilities
Accounts receivable	—	(29,848)	(8,694)	—	(38,542)
Receivable from affiliates	—	(1,609)	(2,790)	4,399	—
Inventories	—	14,429	(3,441)	—	10,988
Prepaids and other assets	—	(15,113)	(3,099)	—	(18,212)
Income taxes payable/refundable	—	47	38	—	85
Checks issued in excess of bank balance	—	—	4,583	—	4,583
Accounts payable	—	4,439	547	—	4,986
Accrued expenses and other liabilities	—	6,201	(516)	—	5,685
Payable to affiliates	—	2,198	1,755	(3,953)	—

Net cash from operating activities	—	(26,901)	(9,949)	446	(36,404)

Cash flows from investing activities
Capital expenditures	—	(8,904)	(1,695)	—	(10,599)
Proceeds from sales of property, plant and equipment	—	784	50	—	834

Net cash from investing activities	—	(8,120)	(1,645)	—	(9,765)

Cash flows from financing activities
Payments on capital lease obligation	—	(125)	(233)	—	(358)
Borrowings	—	29,200	10,944	—	40,144

Net cash from financing activities	—	29,075	10,711	—	39,786

Effect of changes in foreign exchange rates on cash	—	—	152	(446)	(294)

Net change in cash and cash equivalents	—	(5,946)	(731)	—	(6,677)
Cash and cash equivalents
Beginning of period	—	7,179	740	—	7,919

End of period	$—	$1,233	$9	$—	$1,242

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 17—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 17—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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
Changes in operating assets and liabilities
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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended March 30, 2008 and April 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 18—SUBSEQUENT EVENT

        On April 23, 2008, the Company announced the closure of its aluminum extrusion facility in Modesto, California. At the time of the announcement there were 92 employees. The closure is expected to occur by July 31, 2008. As a result of the closure the Company will record in the second quarter an impairment on long-lived assets and severance and related costs of $2.1 million and $1.2 million respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" set forth in our annual report on Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled "Item 1A. Risk Factors," set forth in our annual report on Form 10-K, and our combined financial statements and related notes thereto included elsewhere in this report. See "Forward-Looking Statements."

Overview

        We are the second largest aluminum extruder in the United States and Canada, based on shipment volume data compiled by the Aluminum Association and management estimates. Our aluminum extrusion products are widely used throughout industrial, commercial and residential applications. Unlike a typical commodity metals business, extruded aluminum products are typically customized to meet end-user specific requirements and underlying commodity prices are passed on to the customer. As a result, we are largely insulated from aluminum price volatility. In addition to aluminum extrusion, we also offer a broad range of services, including fabrication, painting and anodizing. In 2007, approximately 94% of our products were customized, made-to-order aluminum extrusions for use in a wide array of end-user markets, including the transportation, residential building and construction, electric and cable, commercial building and construction, consumer durables and machinery and equipment end-user markets, as well as through distribution channels.

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

  •
  Indalex Holding Corp. issued $270.0 million of the 11 1/2% second priority senior secured notes (the "11 1/2% Notes"), which included $15.0 million of notes issued to Sun Capital Securities Offshore Fund, Ltd., an affiliate of the equity sponsor (the $15.0 million of 11 1/2% Notes were subsequently sold to unaffiliated purchasers on July 18, 2006); and

  •
  Indalex Holding Corp. paid approximately $21.7 million of fees and expenses incurred in connection with the Transactions.

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

        As a result of the Transactions, we substantially increased our debt levels in comparison to historical periods. As a result, our interest expense increased significantly in the periods following the consummation of the Transactions. As of March 30, 2008, we had $308.6 million of outstanding indebtedness (excluding unused availability of $32.3 million under our revolving credit facility). For the three months ended March 30, 2008, our interest expense was $7.4 million. See our annual report on Form 10-K "Item 1A. Risk Factors—Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness, including the Notes."

Stand Alone Company

        In connection with the registration of our 11 1/2% Notes, we became subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. In connection with complying with our obligation to register the 11 1/2% Notes, we have incurred substantial one time and will continue to incur additional costs as a result of having to comply with the Exchange Act and the Sarbanes-Oxley Act. In addition, we pay Sun Capital Partners Management III, LP, an affiliate of our equity sponsor, a management fee equal to the greater of (a) $1 million and (b) 2% of our EBITDA (as defined in the management services agreement) for a given fiscal year. We will also reimburse Sun Capital Partners Management III, LP for all reasonable out-of-pocket fees and expenses it incurs in performing financial and management consulting services under the management services agreement. See "Item 13. Certain Relationships and Related Transactions, and Director Independence—Management Services Agreement" in our annual report on Form 10-K.

AAG Investment

        Prior to May 15, 2007, we owned a 25.01% interest in Asia Aluminum Group, an aluminum extruder in China, as a result of an investment made in 2001. Under the equity method of accounting, we recorded income from the investment in AAG of $10.9 million, $12.5 million and $8.9 million in 2005, 2006 and 2007, respectively.

        The dividends we received from AAG also benefited our cash flow. Pursuant to the shareholders agreement with AAG, we were entitled to receive dividends equal to our approximately 25% share of at least 40% of AAG's net realized profits. Our proportionate share of these dividends was $4.6 million, $4.9 million and $3.9 million for AAG's fiscal years ending June 30, 2004, 2005 and 2006, respectively. Cash dividends declared in respect of a fiscal period are sometimes paid in a subsequent period. We recognized these dividends in our cash flow statement in the period in which these dividends were received. Dividends declared by AAG in respect of earnings for AAG's fiscal year ended June 30, 2004 were not paid until 2005 and dividends declared by AAG in respect of earnings for AAG's fiscal year ended June 30, 2005 were not paid until the second quarter of 2006. We received $3.9 million of dividends declared for AAG's fiscal year ended June 30, 2006 in the second quarter of 2007.

        On May 15, 2007 we sold our investment in AAG to OK Spring Roll Limited Partnership, an investment vehicle in association with ORIX Corporation. We received $151.2 million in cash, net of transaction costs, plus an additional $2.0 million of special dividends. We used the proceeds from the sale of our investment in AAG to repurchase $71.9 million aggregate principal amount of the 11 1/2% Notes in accordance with the terms of the indenture governing the 11 1/2% Notes, and distributed $76.6 million to our stockholders.

Factors Affecting Our Results of Operations

End-User Market Demand

        Our profitability depends in part on the varying economic and other conditions of the end-user markets we serve. All of the end-user markets we serve, including our two largest markets, the transportation and residential building and construction end-user markets, are subject to volatility and, as a result, our customers' demand for our products may change due to changes in general and regional economic conditions, consumer confidence, weather, the housing market, fuel and energy prices and availability, employment and income growth trends and interest rates, each of which are beyond our control. These factors can cause a significant increase or decrease in the demand for our products, which would impact our shipment volume and our operating profitability. No single end-user market drives our overall performance, and individual end-user markets are influenced by conditions in their respective industries.

        Demand for our products in the transportation end-user market generally correlates positively with the overall economy. For example, during the economic downturn from 2000 to 2001, manufacturers of truck trailers experienced shipment volume declines of 48%, which caused a negative impact on our operating profitability. In the period of general economic recovery from 2002 to 2006, shipment volume to manufacturers of truck trailers grew by a compounded annual growth rate of 12%. However, we believe that volume declined by approximately 22% in 2007, as the overall economy slowed. Rising fuel costs can have a positive impact on demand for aluminum extrusions in truck trailers, because it makes aluminum a desirable lightweight alternative to steel, although higher fuel costs tend to dampen demand in other transportation uses, such as recreational vehicles. Growth in imports from Asia has driven demand for truck trailers used to haul goods shipped from Asia from the coast to their destinations in manufacturing centers across the country. In other areas of the transportation end-user market, demographic trends can have an effect on the demand for our products. We expect the retirement of the aging "baby boom" generation to have a positive impact on demand for recreational vehicles.

        Demand for our products in the residential building and construction end-user market is driven by new residential construction and remodeling activity, which are impacted by demographic trends, interest rate levels and overall economic conditions. From 2001 to 2006, we experienced strong demand in this end-user market due to strong new housing starts, the increasing size of new homes and increased remodeling and repair activity. However, after showing strong growth from 2001 to 2006, that market slowed considerably during the second half of 2006, and our shipments to that market were down 19% in 2007 as compared to 2006. According to data published by the U.S. Census Bureau, housing starts in the United States were down 25% year over year in 2007, and were down 30% in the first three months of 2008. Remodeling activity has slowed as well. We continue to believe that the residential building and construction market will recover eventually, but we cannot be certain of when the current downturn in this market will end. See "Item 1A. Risk Factors—Risks Related to our Business—The aluminum extrusion industry is highly cyclical and highly dependent on end-user markets in the United States and Canada, and the cyclicality and volatility of these markets could adversely affect us.

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

        Globalization of the aluminum extrusion industry also represents an opportunity for us to outsource high volume labor-intensive extrusions to lower-cost providers. We outsourced approximately 5% of our shipment volume in the three months ended March 30, 2008 to aluminum extruders in China. Outsourcing to China has increased our shipment volume of lower-margin products and has increased our total operating profit.

Restructuring

        We incurred restructuring expense of $3.7 million in the three months ended March 30, 2008, of which $2.7 million was related to the closure of our Girard, Ohio plant, which closed in March 2008. $0.6 million was related to the closure of our Watsonville, California plant, which closed in June 2007. $0.3 million was related to an overhead restructuring program which was initiated in January 2008, which resulted in the termination of 20 employees, and $0.1 million was related to the closure of our Niles, Ohio facility, which closed in March 2008. We have historically restructured our overhead and plant operations on an ongoing basis. Since 2002 we have closed three facilities, consolidated certain shared services organizations and scaled back our fixed administrative and plant overhead. Severance, relocation and other restructuring cost levels have been significant but provide for a lower cost structure going forward, positively impacting operating results. The driving rationale behind our closures is moving volume from less efficient operations to more cost effective facilities.

Results of Operations—Three months ended March 30, 2008

        The following table sets forth our results of operations for the three months ended April 1, 2007 and the three months ended March 30, 2008, which have been derived from the unaudited consolidated financial statements included elsewhere in this report.

	Successor
	Three Months Ended April 1, 2007	Three Months Ended March 30, 2008
Statement of income data:
Net sales	$291,222	$250,588
Costs and expenses:
Cost of sales	277,089	243,835
Selling, general and administrative	13,954	13,490
Management fees to affiliates	319	250
Amortization of intangibles	2,608	2,259
Other income	(885)	(859)
Restructuring charges	1,618	3,681
Impairment of long-lived assets	—	389
(Gain) loss on disposal of assets	58	(501)
Mark-to-market on derivatives	(1,476)	(2,632)

Total costs and expenses	293,285	259,912

Loss from operations	(2,063)	(9,324)
Other income (expense):
External interest—net	(9,893)	(7,437)
Deferred financing costs	(596)	(535)
Interest income	—	29
Income from equity method investment in AAG	4,917	—

Loss before income taxes	(7,635)	(17,267)
Income tax benefit	(948)	(725)

Net loss	$(6,687)	$(16,542)

Selected operating data:
Pounds shipped	147,824	132,678

Three months ended March 30, 2008 Compared to Three months ended April 1, 2007

  Net sales

        Net sales decreased by $40.6 million, or 13.9%, from $291.2 million in the three months ended April 1, 2007 to $250.6 million in the three months ended March 30, 2008. Shipment volume fell 10.2% as a result of weak market demand, particularly in the Transportation and Residential Building and Construction end-user markets. Base aluminum prices were 10% lower in the three months ended March 30, 2008 as compared to the three months ended April 1, 2007. The increase in the relative value of the Canadian dollar versus the U.S. dollar resulted in a $11.2 million increase in net sales.

  Cost of sales

        Cost of sales decreased by $33.3 million, or 12.0%, from $277.1 million in the three months ended April 1, 2007 to $243.8 million in the three months ended March 30, 2008, due primarily to lower volume and lower average base aluminum prices, but partially offset by higher costs at our Girard and Modesto plants, and slightly higher unit labor costs. Application of LIFO valuation to inventories resulted in a $1.2 million increase in cost of sales. Depreciation increased by $0.2 million, or 2.8%, in the three months ended March 30, 2008 as compared to the three months ended April 1, 2007.

  Selling, general and administrative expenses

        Selling, general and administrative expenses decreased by $0.5 million, or 3.6%, from $14.0 million in the three months ended April 1, 2007 to $13.5 million in the three months ended March 30, 2008. Lower overhead and lower stand alone costs were the primary causes of the decline, partly offset by higher employee incentive compensation expenses.

  Management fees to affiliates

        Management fees to affiliates decreased by $0.1 million, or 33.3%, from $0.3 million in the three months ended April 1, 2007 to $0.2 million in the three months ended March 30, 2008, because our EBITDA was lower. Management fees to affiliates reflects expenses of $1.0 million annually, or 2% of our EBITDA, whichever is greater, payable to an affiliate of Sun Capital Partners.

  Amortization of intangibles

        Amortization of intangibles decreased by $0.3 million, or 11.5%, from $2.6 million in the three months ended April 1, 2007 to $2.3 million in the three months ended March 30, 2008. The decrease was due to the use of the declining balance method for amortization. The amortization expense was incurred as a result of the application of purchase accounting in connection with the Honeywell acquisition and the Indalex Holdings acquisition, which resulted in an increase in the value of a trademark and our customer lists.

  Other income

        Other income in the three months ended March 30, 2008 was $0.9 million, which consisted primarily of foreign currency gains for certain of our Canadian assets and liabilities due to changes in the Canadian dollar versus the U.S. dollar.

        In the three months ended April 1, 2007, other income was $0.9 million, which consisted primarily of income related to foreign currency gains of $0.7 million for certain of our Canadian assets and liabilities due to decreases in the Canadian dollar versus the U.S. dollar.

  Restructuring charges

        In the three months ended March 30, 2008, we recorded restructuring charges of $3.7 million, of which $2.7 million was related to the closure of our Girard, Ohio facility; $0.6 million was related to the closure of our Watsonville, California facility; $0.3 million was related to an overhead restructuring program initiated in January of 2008, which resulted in the termination of twenty employees; and $0.1 million related to the closure of our Niles, Ohio facility.

        In the three months ended April 1, 2007, we recorded restructuring charges of $1.3 million related to the closure of our Watsonville, California facility and restructuring charges of $0.3 million related to an overhead restructuring program.

  Impairment of long-lived assets

        In the three months ended March 30, 2008, we recorded impairment charges of $0.4 million related to the closure of our Niles, Ohio facility.

  (Gain) loss on disposal of assets

        In the three months ended March 30, 2008, we recorded a gain of $0.5 million, primarily related to a gain of $0.4 million as a result of insurance proceeds from a transformer at our City of Industry, California plant. In the three months ended April 1, 2007, we recorded losses incurred in the ordinary course of business.

  Mark-to-market on derivatives

        In accordance with FAS 133, we recorded a gain on our forward aluminum hedging contracts of $3.6 million in the three months ended March 30, 2008 due to higher market prices in relation to the price at which we established our hedges. In addition, we recorded a loss of $1.0 million related to interest rate swap contracts for the three months ended March 30, 2008. In the three months ended April 1, 2007, we recorded a gain on our aluminum derivatives of $1.5 million due to higher market prices in relation to the price at which we established our hedges.

  Loss from operations

        Loss from operations increased by $7.2 million, from a loss of $2.1 million in the three months ended April 1, 2007 to a loss of $9.3 million in the three months ended March 30, 2008, primarily as a result of the decrease in sales, combined with the increase in restructuring charges, partially offset by higher mark-to-market gains on derivatives and lower selling, general and administrative expenses.

  Interest expense

        Interest expense decreased by $2.5 million, from $9.9 million in the three months ended April 1, 2007 to $7.4 million in the three months ended March 30, 2008. The decrease was caused by lower interest expense related to the 11 1/2% Notes, as a result of our repurchase of $71.9 million aggregate principal amount of the 11 1/2% Notes on June 21, 2007.

  Deferred financing costs

        Amortization expense for deferred financing costs of $0.5 million is included in deferred financing costs for the three months ended March 30, 2008 and amortization expense for deferred financing costs of $0.6 million is included in the three months ended April 1, 2007. The decline was a result of the company's repurchase of 11 1/2% Notes with an aggregate principal amount of $71.9 million in June of 2007, which resulted in the expense of $2.8 million of deferred financing costs which were being amortized over eight years during the three months ended July 1, 2007. The expense was included in the statement of income as part of the loss on redemption of 11 1/2% Notes.

  Income from equity method investment in AAG

        We sold our equity method investment in AAG in May of 2007, so we did not record any income from that investment in the three months ended March 30, 2008. In the three months ended April 1, 2007, we recorded income of $4.9 million related to our equity method investment in AAG.

  Income tax benefit

        We recorded a tax benefit of $0.7 million in the three months ended March 30, 2008 compared to a tax benefit in the three months ended April 1, 2007 of $0.9 million. The primary reason for the decrease in income tax benefit was an increased allowance for net operating losses.

Liquidity and Capital Resources

  Cash Flows

  Operating activities

        In the three months ended March 30, 2008, net cash used in operations was $36.4 million, primarily as a result of a seasonal increase in working capital requirements, driven by higher accounts receivable and prepaids and other assets. In the three months ended April 1, 2007, net cash used in operations was $42.4 million, primarily as a result of higher accounts receivable and inventories.

  Investing activities

        In the three months ended March 30, 2008, cash used in investing was $9.8 million, primarily as a result of capital expenditures of $10.6 million. In the three months ended April 1, 2007, net cash used in investing was $6.9 million, as a result of capital expenditures of $6.9 million.

  Financing activities

        In the three months ended March 30, 2008, cash from financing activities was $39.8 million, consisting primarily of revolver borrowings of $40.1 million during the period.

        In the three months ended April 1, 2007, cash from financing activities was $42.0 million, consisting primarily of revolver borrowings of $42.3 million.

        The primary sources of liquidity for our business are cash flow generated from operations and borrowings under our revolving credit facility. We expect that our principal uses of cash will be debt service requirements, working capital and capital expenditures.

  Debt and Commitments

        We have significant debt service obligations. As of March 30, 2008, we had outstanding $308.6 million in aggregate indebtedness, with an additional $32.3 million of borrowing capacity available under our revolving credit facility, net of $8.6 million of outstanding letters of credit, which reduce availability. Our liquidity requirements are significant, primarily due to debt service requirements and the cyclicality of our business. Our cash interest payments for the three months ended March 30, 2008 were $13.1 million.

  Revolving Credit Facility

        The revolving credit facility provides for a first-priority secured five-year asset-based revolving credit facility in an aggregate principal amount of up to $200.0 million, all of which is available in the form of loans denominated in U.S. dollars to Indalex Holding Corp. and up to $80.0 million of which is available as a revolving credit sub-facility in the form of loans denominated in Canadian dollars and loans denominated in U.S. dollars to Indalex Limited or bankers' acceptances denominated in Canadian dollars, subject in each case to the borrowing base limitations described below. Up to an aggregate of $30.0 million will be available to Indalex Holding Corp., Indalex Limited and subsidiaries of Indalex Holding Corp., to the extent that Indalex Holding Corp. or Indalex Limited is a co-applicant, for the issuance of letters of credit. As of March 30, 2008, we had $107.5 million of borrowings under the revolving credit facility, which bore interest at a weighted average rate of 5.3%.

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

        We are currently in discussions with the lenders under our revolving credit facility to amend and restate that facility to, among other things, permit a new term loan under the credit facility, which would be funded by an affiliate of Sun Capital, our equity sponsor. The purpose of the term loan is to further enhance Indalex's liquidity position. The initial amount of the term loan is expected to be $15 million and the proceeds will be used to reduce borrowings under the revolving credit facility. We anticipate that the amendment would also permit the Company to borrow additional term loans up to $15 million in the future, subject to the consent of Sun Capital to such borrowings. Such amendment and restatement remains subject to the consent of our senior lenders.

  11 1/2% Second-Priority Senior Secured Notes due 2014

        Indalex Holding Corp. issued 11 1/2% second-priority senior secured notes due 2014 (the "11 1/2% Notes") on February 2, 2006. The 11 1/2% Notes will mature in 2014 and are guaranteed on a second priority secured basis by each of our domestic subsidiaries that incurs indebtedness, and each of our foreign subsidiaries that enters into a guarantee of any of our senior indebtedness (other than indebtedness incurred by another foreign subsidiary). On the closing date, the 11 1/2% Notes were guaranteed by each of our domestic subsidiaries and none of our foreign subsidiaries. Interest on the 11 1/2% Notes is payable semi annually in cash.

        The 11 1/2% Notes are secured by a second priority lien on substantially all Indalex Holding Corp.'s and the guarantors' assets to the extent that such assets secure the borrowings under our revolving credit facility and a second priority pledge of 100% of Indalex Holding Corp.'s and its domestic subsidiaries' capital stock and 65% of the capital stock of our foreign subsidiaries directly owned by Indalex Holding Corp. or any domestic subsidiary, in each case, subject to certain limitations, including the limitation that the capital stock will constitute collateral securing the 11 1/2% Notes only to the extent that such capital stock can secure the 11 1/2% Notes without Rule 3-16 of Regulation S-X under the Securities Act requiring us to file separate financial statements with the SEC or any other governmental agency (the "collateral cutback provision").

        The collateral under the security documents includes the capital stock of the following companies: Indalex Holding Corp., Indalex Inc., Indalex Limited, Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. In accordance with the collateral cutback provision, the collateral securing the 11 1/2% Notes and the related guarantees includes shares of capital stock only to the extent that the applicable value of such capital stock, determined on an entity-by-entity basis, is less than 20% of the principal amount of the 11 1/2% Notes outstanding. The applicable value of the capital stock of any entity is deemed to be the greatest of its par value, book value or market value. The book value and market value of the capital stock of Indalex Inc. and the market value of the stock of Indalex Holding Corp. exceeded 20% of the principal amount of the 11 1/2% Notes as of March 30, 2008. As a result, the pledge of the capital stock of these entities with respect to the 11 1/2% Notes is limited to capital stock of each such entity with an applicable value of less than 20% of the principal amount of the 11 1/2% Notes, or $39.6 million.

        The capital stock of the following companies does not constitute collateral under the security documents: Indalex UK Limited, Indalex Holdings (B.C.) Ltd., 6326765 Canada Inc., Novar Inc. and Asia Aluminum Group Ltd.

        As of March 30, 2008, the book value of each company whose capital stock constitutes collateral under the security documents is as follows:

  •
  Indalex Holding Corp.—($7.4) million.

  •
  Indalex Inc.—$72.8 million.

  •
  Indalex Limited—$59.7 million, of which 65%, or $38.8 million, constitutes collateral under the terms of the security documents.

  •
  Dolton Aluminum Company, Inc.—$0 million.

  •
  Caradon Lebanon Inc.—$0 million.

        In the case of Indalex Inc., the applicable value of the capital stock that constitutes collateral under the security documents is limited to less than $39.6 million under the collateral cutback provision.

        The Company determined the book value of each company whose capital stock constitutes collateral under the security documents based on the book value of the equity securities of each such company as carried on the Company's balance sheet as of March 30, 2008 prepared in accordance with U.S. GAAP.

        Management estimated that the market value of the capital stock of Indalex Limited as of March 30, 2008 was $30.4 million, of which 65%, or $19.8 million, constitutes collateral under the terms of the security documents. The market value of the capital stock of each of Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. is zero because there are no assets held by these entities.

        The portion of the capital stock of Indalex Holding Corp. and the subsidiaries constituting collateral securing the 11 1/2% Notes and the related guarantees may decrease or increase as the applicable value of such capital stock changes. As long as the applicable value of the capital stock of each of Indalex Holding Corp. and Indalex Inc. exceeds 20% of the principal amount of the 11 1/2% Notes, the value of the capital stock of each of those entities securing the 11 1/2% Notes and related guarantees will not change. If the applicable value of the capital stock of any of Indalex Holding Corp. or Indalex Inc. falls below 20% of the principal amount of the 11 1/2% Notes, 100% of the capital stock of that entity will secure the 11 1/2% Notes and related guarantees. As long as the applicable value of 65% of the capital stock of Indalex Limited is less than 20% of the principal amount of the 11 1/2% Notes, 65% of the capital stock of Indalex Limited will secure the 11 1/2% Notes and the related guarantees. If the applicable value of 65% of the capital stock of Indalex Limited exceeds 20% of the aggregate principal amount of the 11 1/2% Notes, the value of the capital stock of Indalex Limited securing the 11 1/2% Notes and the related guarantees will be limited to less than 20% of the aggregate principal amount of the 11 1/2% Notes. As long as the applicable value of the capital stock of each of Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. is less than 20% of the principal amount of the 11 1/2% Notes, 100% of the capital stock of each of those entities will secure the 11 1/2% Notes and related guarantees. If the applicable value of the capital stock of either Dolton Aluminum Company, Inc. or Caradon Lebanon Inc. exceeds 20% of the aggregate principal amount of the 11 1/2% Notes, the value of the capital stock of that entity securing the 11 1/2% Notes and related guarantees will be limited to less than 20% of the aggregate principal amount of the 11 1/2% Notes.

        As of March 30, 2008, the book value of capital stock, as a percentage of the principal amount of the 11 1/2% Notes, of each entity whose capital stock constitutes collateral exceeding 10% of the principal amount of the 11 1/2% Notes was as follows:

  •
  Indalex Inc.—ratio of (i) book value of Indalex Holding Corp.'s investment in Indalex Inc. ($72.8 million) to (ii) principal amount of 11 1/2% Notes ($198.1 million) equals 36.8%.

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

        As of March 30, 2008, the net book value of the capital stock securing the 11 1/2% Notes was $63.2 million and the book value of all other property and assets securing the 11 1/2% Notes was $256.2 million.

  Capital expenditures

        We made $10.6 million in capital expenditures in the three months ended March 30, 2008. Our spending was for dies, quality and efficiency projects and replacement projects, and included $4.9 million related to an expansion at our Connersville, Indiana plant.

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

  Contractual obligations summary

        The following table reflects our contractual obligations and commitments as of March 30, 2008.

  Contractual Obligations and Commitments by Fiscal Year

        (in millions)

	Total	Remainder of 2008	2009-2010	2011-2012	Beyond 2012
Letters of credit	$8.6	—	—	—	$8.6
Revolving credit facility	$107.5	—	—	$107.5	—
Operating leases	$6.7	$2.0	$3.3	$1.0	$0.4
Capital leases	$5.7	$1.3	$3.0	1.4	—
Purchase obligations	$273.1	$225.0	$47.7	$0.4	—
Long-term debt	$198.1	—	—	—	$198.1
Fixed interest payments	$136.7	$11.4	$45.6	$45.6	$34.1

Total	$736.4	$239.7	$99.6	$155.9	$241.2

        The table above does not reflect variable rate interest payments on our revolving credit facility. Based on the weighted average interest rate of 5.3% and outstanding borrowings of $107.5 million as of March 30, 2008, our annual variable interest rate payments would be $5.7 million.

        The Company has uncertain tax benefits of $19.2 million as of March 30, 2008. Uncertain tax benefits are excluded from the table since we are unable to estimate the timing of payments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes to our exposure to market risk since December 31, 2007.

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

ITEM 1A.    RISK FACTORS

        There have been no material changes to our risk factors as disclosed in Item 1A. "Risk Factors" in our annual report on form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of Indalex Holding Corp. and Holdings during the three months ended March 30, 2008.

ITEM 5.    OTHER INFORMATION

        On January 9, 2008, we announced that we would close our Girard, Ohio plant by the end of March 2008.

        This closure results from our need to realign our production capacity, in light of weak market conditions in the building and construction market.

        At that time, the Girard plant had 245 employees who were members of the United Steel Workers.

        As a result of the closure of the Girard plant, we have recorded expenses of $6.6 million, including $2.5 million of severance and other related costs; a $3.9 million non-cash impairment charge; and $0.2 million of other exit costs as of March 30, 2008. We will incur additional exit costs, but we cannot estimate those additional costs at this time.

ITEM 6.    EXHIBITS

        The list of exhibits in the Exhibit Index to this quarterly report on Form 10-Q is incorporated by reference herein.

SIGNATURES

        The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2008.

Indalex Holdings Finance, Inc.
By:	/s/ TIMOTHY R.J. STUBBS Timothy R.J. Stubbs
Its:	President and Chief Executive Officer
By:	/s/ PATRICK LAWLOR Patrick Lawlor
Its:	Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Indalex Holdings Finance, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
3.2	By-laws of Indalex Holdings Finance, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.1	Employment offer letter for John R. Bagnuolo dated April 10, 2008 (incorporated by reference to the Company's Form 8-K filed on May 2, 2008).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002.

QuickLinks

TABLE OF CONTENTS
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED BALANCE SHEETS As of March 30, 2008 and December 31, 2007 (Dollars in thousands, except per share amounts) (Unaudited)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED STATEMENTS OF INCOME Three months ended March 30, 2008 and April 1, 2007 (Dollars in thousands) (Unaudited)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Three months ended March 30, 2008 and April 1, 2007 (Dollars in thousands) (Unaudited)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) Three months ended March 30, 2008 and April 1, 2007 (Dollars in thousands) (Unaudited)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY Three months ended March 30, 2008 and April 1, 2007 (Dollars in thousands) (Unaudited)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Three months ended March 30, 2008 and April 1, 2007 (Dollars in thousands) (Unaudited)
INDALEX HOLDINGS FINANCE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Three months ended March 30, 2008 and April 1, 2007 (Dollars in thousands) (Unaudited)
Indalex Consolidated Balance Sheet—Guarantor and Non-Guarantor As of March 30, 2008 (Successor)
Indalex Consolidated Balance Sheet—Guarantor and Non-Guarantor As of December 31, 2007 (Successor)
Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor For the Period January 1, 2008 to March 30, 2008 (Successor)
Indalex Consolidated Statement of Cash Flows—Guarantor and Non-Guarantor For the Period January 1, 2008 to March 30, 2008 (Successor)
Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor For the Period January 1, 2007 to April 1, 2007 (Successor)
Indalex Consolidated Statement of Cash Flows—Guarantor and Non-Guarantor For the Period January 1, 2007 to April 1, 2007 (Successor)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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