Form 10-Q
period 2008-06-29
INDALEX HOLDINGS FINANCE INC
filed 2008-08-13
CIK 1351667

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
OR
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

        The number of shares of the registrant's common stock outstanding as of June 29, 2008 was 1,000,024.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

As of June 29, 2008 and December 31, 2007

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 29, 2008	December 31, 2007
	(Successor)	(Successor)
ASSETS
Current Assets:
Cash and cash equivalents	$2,913	$7,919
Accounts receivable, less allowance of $4,487 in 2008 and $3,862 in 2007	130,488	83,288
Receivable from suppliers	11,445	5,241
Refundable income taxes	887	—
Inventories	54,500	58,265
Prepaid expenses and other current assets	18,493	10,407
Assets held for sale	4,950	—
Deferred income taxes	6,517	5,434

Total current assets	230,193	170,554
Property, plant, and equipment, net	171,714	192,391
Other intangibles, net	59,911	64,306
Deferred financing costs	9,328	9,563
Other assets	2,785	2,604

Total assets	$473,931	$439,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$82,681	$69,125
Payable to affiliates	175	—
Income taxes payable	74	271
Accrued expenses and other current liabilities	41,392	35,206
Accrued interest	10,349	10,160
Capital lease obligation	1,361	1,563
Finance obligation	1,234	—
Checks issued in excess of bank balance	935	—
Revolver borrowings	98,154	67,500

Total current liabilities	236,355	183,825
Notes payable to affiliates	15,000	—
Other liabilities	42,014	40,767
Capital lease obligation	3,219	3,662
Finance obligation	4,428	—
Long-term debt	196,295	196,138
Deferred income taxes	210	6,191

Total liabilities	497,521	430,583

Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Common stock ($.001 par value per share). Authorized shares 2,900,000.
Issued and outstanding 1,000,114	1	1
Additional paid-in capital	35,462	35,124
Treasury stock, 90 shares at $111.11 per share	(10)	(10)
Accumulated deficit	(63,726)	(30,874)
Accumulated other comprehensive income	4,683	4,594

Total stockholders' equity (deficit)	(23,590)	8,835

Total liabilities and stockholders' equity (deficit)	$473,931	$439,418

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Successor)	(Successor)	(Successor)	(Successor)
Net sales	$264,866	$304,806	$515,454	$596,028
Costs and expenses:
Cost of sales	251,615	286,739	495,450	563,828
Selling, general, and administrative	12,797	12,974	26,287	26,928
Management fees to affiliates	249	250	499	569
Amortization of intangible assets	2,136	2,521	4,395	5,129
Other (income) expense	477	1,532	(382)	647
Restructuring charges	2,909	469	6,590	2,087
Impairment of long-lived assets	8,360	223	8,749	223
(Gain) loss on disposal of assets	(83)	62	(584)	120
Mark-to-market on derivatives	346	560	(2,286)	(916)

Total costs and expenses	278,806	305,330	538,718	598,615

Loss from operations	(13,940)	(524)	(23,264)	(2,587)
Other income (expense):
Interest to affiliates, net	(175)	—	(175)	—
External interest expense	(7,916)	(9,814)	(15,353)	(19,707)
Deferred financing costs	(710)	(616)	(1,245)	(1,212)
Interest income	37	373	66	373
Loss on redemption of notes	—	(7,149)	—	(7,149)
Income from equity method investment in AAG	—	4,020	—	8,937
Gain on sale of equity method investment in AAG	—	51,242	—	51,242

Income (loss) before income taxes	(22,704)	37,532	(39,971)	29,897
Income tax provision (benefit)	(6,394)	7,470	(7,119)	6,522

Net income (loss)	$(16,310)	$30,062	$(32,852)	$23,375

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Successor)	(Successor)	(Successor)	(Successor)
Cash flows from operating activities
Net income (loss)	$(16,310)	$30,062	$(32,852)	$23,375
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	8,063	8,692	16,564	16,961
Amortization of intangible assets	2,136	2,521	4,395	5,129
Amortization of deferred financing costs	710	616	1,245	1,212
Amortization of bond discount	79	108	158	215
(Gain) loss on disposal of assets	(83)	62	(584)	120
Impairment of long-lived assets	8,360	223	8,749	223
Other	—	73	(1)	73
Income from equity method investment in AAG	—	(4,020)	—	(8,937)
Dividends from equity method investment in AAG	—	5,895	—	5,895
Gain on sale of equity method investment in AAG	—	(51,242)	—	(51,242)
Loss on redemption of notes	—	7,149	—	7,149
Stock-based compensation	159	191	338	402
Deferred income taxes	(6,032)	6,541	(6,907)	5,405
Changes in operating assets and liabilities:
Accounts receivable	(9,596)	377	(48,138)	(29,740)
Inventories	(7,695)	(3,923)	3,293	(28,719)
Prepaids and other assets	3,512	106	(14,700)	2,011
Income taxes payable/refundable	(1,167)	127	(1,082)	(1,545)
Checks issued in excess of bank balance	(3,630)	—	953	—
Accounts payable	9,224	1,418	14,210	10,834
Accrued expenses and other liabilities	(907)	(4,681)	4,778	(894)
Payable to affiliates	175	—	175	—

Net cash from operating activities	(13,002)	295	(49,406)	(42,073)

Cash flows from investing activities
Capital expenditures	(11,753)	(9,199)	(22,352)	(16,088)
Proceeds (disposal costs) from sales of property, plant and equipment	21,759	2	22,593	(10)
Proceeds from sale of equity method investment in AAG	—	151,234	—	151,234

Net cash from investing activities	10,006	142,037	241	135,136

Cash flows from financing activities
Dividends and distributions	—	(76,627)	—	(76,627)
Payments on capital lease obligation	(340)	(307)	(698)	(615)
Revolver borrowings (repayments)	(9,398)	9,059	30,746	51,388
Loan from affiliate	15,000	—	15,000	—
Redemption of notes	—	(75,542)	—	(75,542)
Debt issuance costs	(1,009)	—	(1,009)	—

Net cash from financing activities	4,253	(143,417)	44,039	(101,396)

Effect of changes in foreign exchange rates on cash	414	(454)	120	(413)

Net change in cash and cash equivalents	1,671	(1,539)	(5,006)	(8,746)
Cash and cash equivalents
Beginning of period	1,242	3,950	7,919	11,157

End of period	$2,913	$2,411	$2,913	$2,411

Supplemental cash flow information:
Cash paid for interest	$1,932	$4,754	$15,006	$21,850
Cash paid for income taxes	786	796	828	2,655

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Successor balance, January 1, 2008	$1	$35,124	$(10)	$(30,874)	$4,594	$8,835
Net loss	—	—	—	(32,852)	—	(32,852)
Stock-based compensation	—	338	—	—	—	338
Translation adjustment	—	—	—	—	89	89

Successor balance, June 29, 2008	$1	$35,462	$(10)	$(63,726)	$4,683	$(23,590)

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Successor balance, January 1, 2007	$1	$110,665	$(10)	$(23,898)	$2,640	$89,398
Net income	—	—	—	23,375	—	23,375
Dividends and distributions	—	(76,627)	—	—	—	(76,627)
Stock-based compensation	—	402	—	—	—	402
Translation adjustment	—	—	—	—	(28)	(28)

Successor balance, July 1, 2007	$1	$34,440	$(10)	$(523)	$2,612	$36,520

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Successor)	(Successor)	(Successor)	(Successor)
Net income (loss)	$(16,310)	$30,062	$(32,852)	$23,375
Translation adjustment	(57)	132	89	(28)

Comprehensive income (loss)	$(16,367)	$30,194	$(32,763)	$23,347

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

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

        The consolidated financial statements have been prepared by management and have not been audited by the Company's external auditors. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 29, 2008, and the results of operations and cash flows for the periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007. The results of operations and cash flows for the period January 1, 2008 through June 29, 2008 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. The financial information as of June 29, 2008 should be read in conjuction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on March 31, 2008.

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

        The Company reports its interim results on a 4-4-5 accounting calendar, therefore, the ending date for a period typically differs from a calendar month end. The consolidated financial statements for the second quarter 2008 are those for the 13-week period ended June 29, 2008.

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

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

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

        Derivative contracts are valued using quoted market prices and significant other observable inputs. Such financial instruments consist of aluminum, foreign currency and interest rate contracts. The fair value of aluminum and foreign currency contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such these derivative instruments are classified within level 2 of the fair value hierarchy. Interest rate swaps do not have observable market quotes. For these financial instruments, management uses valuations derived from models of financial institutions. The models are based on observable inputs for forward interest rates and discount rates. As such these derivative instruments are classified within level 2 of the fair value hierarchy. The

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 29, 2008:

June 29, 2008
Assets:
Commodity futures contracts	$2,598
Foreign currency contracts	—
Interest rate swaps	—
Liabilities:
Commodity futures contracts	—
Foreign currency contracts	30
Interest rate swaps	1,469

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets", (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14-1, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of FSP APB 14-1 will have no impact on the Company's consolidated financial position and results of operations.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The implementation of FSP EITF 03-6-1 will have no impact on the Company's consolidated financial position and results of operations.

        In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of EITF 07-5 will have no impact on the Company's consolidated financial position and results of operations.

        In June 2008, the FASB ratified EITF Issue No. 08-3, "Accounting for Lessees for Maintenance Deposits Under Lease Arrangements" (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The implementation of EITF 08-3 will have no impact on the Company's consolidated financial position and results of operations.

NOTE 3—EQUITY METHOD INVESTMENT

        On May 15, 2007 Indalex UK Limited sold its 25.01% interest in Asia Aluminum Group ("AAG") to OK Spring Roll Limited Partnership, an investment vehicle in association with ORIX Corporation.

        The investment in AAG was accounted for using the equity method of accounting. The principal business transactions between AAG and the Company include the sale of finished aluminum products where the Company uses AAG as a contract manufacturer. The Company purchases finished extruded

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 3—EQUITY METHOD INVESTMENT (Continued)

aluminum products from AAG for resale to customers when it is more economical than manufacturing the product directly or when there are capacity constraints. Approximately 4% of the Company's net sales were sourced from AAG for the period January 1, 2007 to May 15, 2007.

        Summarized financial data for AAG's operations as of May 15, 2007 and for the period ended is as follows:

Period ended May 15, 2007
Successor
Sales	$342,167
Gross profit	62,321
Net income	33,678
Current assets	576,417
Current liabilities	665,984
Non-current liabilities	38
Total assets	1,024,008
Stockholders' equity	357,986
Retained earnings	277,726

NOTE 4—INTANGIBLE ASSETS

        As part of the Indalex Holding acquisition, identifiable intangible assets were recorded. The identifiable intangible assets are being amortized on a declining balance method. The useful lives range from seven to fifteen years. The table below summarizes the identified intangible assets and annual amortization expense.

	June 29, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$68,258	$(20,256)	$48,002	$68,258	$(16,824)	$51,434
Indalex trademark	17,000	(5,091)	11,909	17,000	(4,128)	12,872

Total	$85,258	$(25,347)	$59,911	$85,258	$(20,952)	$64,306

        Future amortization expense is as follows:

Year Ending December 31,
Remainder of 2008	$3,678
2009	$7,316
2010	$6,860
2011	$6,449
2012	$6,449

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 5—RESTRUCTURING AND IMPAIRMENT CHARGES

        On April 23, 2008, the Company announced the closure of its aluminum extrusion facility in Modesto, California. The facility ceased operations in July 2008. As a result of the closure the Company recorded expense of $615 comprised of $585 in severance and related costs resulting from the termination of 111 people, and $30 of other exit costs during the quarter ended June 29, 2008. In addition, the Company recorded an impairment on long-lived assets of $2,085 during the quarter ended June 29, 2008 based on the appraised values of the assets expected to be disposed.

        On January 9, 2008, the Company announced the closure of its aluminum extrusion facility located in Girard, Ohio. The facility ceased operations in March 2008. As a result of the closure, the Company recorded expense of $3,336 comprised of $2,924 in severance and related costs resulting from the termination of 250 people, and $412 of other exit costs during the six months ended June 29, 2008. During the quarter ended June 29, 2008, the Company recorded expense of $619 comprised of $409 in severance and related costs and $210 of other exit costs. On March 19, 2008, the Company announced the closure of its aluminum extrusion facility located in Niles, Ohio. The facility ceased operations in April 2008. As a result of the closure, the Company recorded an impairment on long-lived assets of $446 during the six months ended June 29, 2008 based on the appraised values of the assets expected to be disposed. During the six months ended June 29, 2008, the Company recorded expense of $142 comprised of $100 of severance and related costs resulting from the termination of 37 people, and $42 of other exit costs. During the three months ended June 29, 2008, the Company recorded an impairment on long-lived assets of $57 and restructuring expense of $40 related to other exit costs.

        In January 2008, the Company initiated an overhead restructuring program. During the six months ended June 29, 2008, the Company recorded expense of $1,448 in severance and related costs resulting from the termination of 39 people. During the three months ended June 29, 2008, the Company recorded expense of $1,142 in severance and related costs.

        On January 5, 2007, the Company announced the closure of its aluminum extrusion facility located in Watsonville, California. The facility ceased operations in June 2007. During the six months ended June 29, 2008, the Company recorded expense of $980 comprised of $120 for employee-related costs and $860 for lease obligations and other exit costs. During the three months ended June 29, 2008, the Company recorded expense of $424 comprised of $23 for employee-related costs and $401 for lease obligation and other exit costs. The cumulative expense resulting from the closure is $1,440 for severance and related costs resulting from the termination of 99 people and $1,700 for lease obligations and other exit costs.

        During the quarter ended June 29, 2008 the Company recorded expense of $69 related to a restructuring program initiated in 2004.

        On June 30, 2008, the Company entered into a real estate sale-leaseback transaction with respect to the property at the Company's Connersville, Indiana facility. The purchase price of the property was $4,988. As a result of the transaction the Company recorded an impairment on long-lived assets of $6,218 during the quarter ended June 29, 2008.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 5—RESTRUCTURING AND IMPAIRMENT CHARGES (Continued)

        The following table summarizes the status of the Company's total restructuring costs. The restructuring accrual is included in other current liabilities within the consolidated balance sheet.

	Severance Costs	Exit Costs	Total
Balance of restructuring accrual at December 31, 2007	$1,175	$16	$1,191
January 1-June 29, 2008 charges	5,247	1,343	6,590
January 1-June 29, 2008 usage	(3,418)	(1,359)	(4,777)

Balance of restructuring accrual at June 29, 2008	$3,004	$—	$3,004

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

        As of June 29, 2008, the Company had 208 contracts to purchase 41.2 million pounds of aluminum at prices per pound between $1.10 and $1.44 (actual). These purchase contracts are scheduled to mature between July 2008 and June 2011, and the notional amount was $53,702. As of June 29, 2008, the Company had 43 contracts to sell 67.0 million pounds of aluminum at prices between $1.30 and $1.40 (actual). These sales contracts are scheduled to mature between July 2008 and September 2008, and the notional amount was $91,697. As of June 29, 2008, the unrealized gains related to these derivatives are recorded within other current assets in the amount of $2,598. The income statement reflects a gain of $2,574 for the period ended June 29, 2008.

        As of December 31, 2007, the unrealized losses related to these derivatives are recorded within other current liabilities in the amount of $175. The income statement reflects a gain of $951 for the period ended July 1, 2007.

        The Company transacts business in foreign currencies, giving rise to foreign exchange rate risk. The purpose of the Company's foreign currency hedging activity is to protect the Company from the risk that the eventual U.S. Dollar net cash outflows resulting from foreign purchases or net cash inflows denominated in foreign currency, will be adversely affected by the changes in exchange rates. As of June 29, 2008, the Company had six contracts to buy 6.0 million Canadian Dollars (CAD) at prices per US Dollar between CAD 1.01 and CAD 1.02 (actual). These purchase contracts are scheduled to mature between July 2008 and August 2008, and the notional amount was $5,906. During the period ended June 29, 2008, the Company also entered into contracts to buy Swedish Krona. All such contracts were settled as of June 29, 2008. As of June 29, 2008, the unrealized losses related to these derivatives are recorded within other current liabilities in the amount of $30. The income statement reflects a loss of $183 for the period ended June 29, 2008, which includes a loss of $132 in other expense.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 6—DERIVATIVE INSTRUMENTS (Continued)

        As of December 31, 2007, the unrealized gains related to these derivatives are recorded within other current assets in the amount of $155. The income statement reflects a loss of $35 for the period ended July 1, 2007.

        The Company's short-term debt consists of a revolving credit facility providing for borrowings up to $200.0 million. (See Note 10.) In order to manage the mix of fixed and floating rates in its revolving credit facility, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from short-term LIBOR-based variable rate payments to fixed-rate payments for a portion of its total revolver balance. As of June 29, 2008, the Company had three interest rate swap contracts with a weighted average fixed rate of 5.11%. The contracts are scheduled to mature between July 2009 and September 2009, and the notional amount was $57,500. As of June 29, 2008, the unrealized losses related to these derivatives are recorded within other current liabilities in the amount of $1,469. The income statement reflects a loss of $237 for the period ended June 29, 2008.

NOTE 7—AFFILIATE TRANSACTIONS

        On May 21, 2008, the Company entered into a term loan agreement with Sun Capital Partners, Inc. providing for borrowings up to $15.0 million. See Note 10. During the period ended June 29, 2008, the Company incurred $175 of interest expense related to the term loan. The Company also incurred $150 in fees for executing the term loan. These expenses are included in deferred financing costs in the consolidated statement of income.

        During the periods ended June 29, 2008 and July 1, 2007, the Company incurred management fees of $499 and $569, respectively, to Sun Capital Partners, Inc. for operational management, debt financing support and corporate governance. Sun Capital Partners charges its fees to affiliates proportionately based on a percentage of EBITDA.

NOTE 8—INVENTORIES

        Inventories consisted of the following:

	June 29, 2008	December 31, 2007
	Successor	Successor
Raw materials	$28,879	$33,206
Work in process	1,091	2,172
Finished goods	31,765	26,551

	61,735	61,929
Less LIFO allowance	(7,235)	(3,664)

Total inventories	$54,500	$58,265

        Inventory stated on the LIFO basis amounted to $21,947 at June 29, 2008 and $34,123 at December 31, 2007.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 9—OTHER LIABILITIES

        Other liabilities were comprised of the following:

	June 29, 2008	December 31, 2007
	Successor	Successor
Pension	$8,680	$10,314
Unrealized tax benefit	18,931	19,289
Environmental	1,692	1,608
Post-retirement benefits	3,798	3,868
Other post-retirement benefits	586	639
Deferred gain on sale-leaseback	3,335	—
Other	4,992	5,049

Total	$42,014	$40,767

NOTE 10—DEBT

        The Company has significant debt service obligations. A revolving credit facility consists of a first-priority secured five-year asset-based revolving credit facility providing for borrowings up to $200.0 million. In addition, to fund the purchase from Honeywell, the Company issued $270.0 million of 11 1/2% Notes on February 2, 2006, which mature in 2014. The bonds were recorded net of a discount of $3,437, which is amortized over the term of the bonds. On June 21, 2007 the Company repurchased Notes with a face value of $71,945 with proceeds from the sale of its investment in AAG. The Notes were redeemed at a 5% premium plus accrued interest. The face value of the Notes is $198,055 and the discount is $1,760 at June 29, 2008. On May 21, 2008, the Company entered into a term loan agreement with Sun Capital Partners, Inc. providing for borrowings up to $15.0 million.

  Revolving Credit Facility

        The revolving credit facility provides an aggregate principal amount of up to $200.0 million, all of which is available in the form of loans denominated in U.S. dollars to Indalex Holding Corp. and up to $80.0 million of which is available as a revolving credit sub-facility in the form of loans denominated in Canadian dollars and loans denominated in U.S. dollars to Indalex Limited or bankers' acceptances denominated in Canadian dollars, subject in each case to the borrowing base limitations described below. Up to an aggregate of $30.0 million will be available to Indalex Holding Corp., Indalex Limited and subsidiaries of Indalex Holding Corp., to the extent that Indalex Holding Corp. or Indalex Limited is a co-applicant, for the issuance of letters of credit. As of June 29, 2008, borrowings under the revolving credit facility bore interest at a weighted average rate of 5.13%.

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

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

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

  •
  change our fiscal year.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 10—DEBT (Continued)

        Also, the credit agreement requires the Company to maintain compliance with a fixed charge coverage ratio if either an average borrowing availability over a three-calendar-month period (or twelve-calendar-week period, as the case may be) or actual borrowing availability for four consecutive business days falls below $25.0 million.

        The Company was in compliance with the covenants for the period ended June 29, 2008.

        On May 21, 2008, the Company, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders party thereto entered into the Amended and Restated Credit Agreement, dated as of May 21, 2008 (the "Amended Credit Agreement"). Pursuant to the terms of the Amended Credit Agreement, the lenders party thereto consented to various amendments to the Credit Agreement. The amendments provide for the following, without limitation:

  (1)
  a $15.0 million non-amortizing term loan to be made by Sun Indalex Finance, LLC, an affiliate of the equity sponsor of the Company (the "Initial Term Loan");

  (2)
  a $15.0 million non-amortizing incremental term loan, to be provided by affiliates of the Company in their sole discretion with substantially the same terms as the Initial Term Loan (together with the Initial Term Loan, the "Term Loans"); and

  (3)
  an increase in the amount of real estate sales permitted as sale-leaseback transactions from $5.0 million to $20.0 million.

        The Term Loans will bear interest, at the Company's option, at a rate per annum equal to (i) LIBOR plus 7.50% or (ii) the Base Rate (as defined in the Credit Agreement) plus 6.50%, with an additional 0.75% margin if average excess availability falls below $35.0 million, with a LIBOR floor of 3.25% and a Base Rate floor of 4.25%. The Term Loans will be guaranteed by the guarantors of the revolving loans under Credit Agreement. Borrowings under the Terms Loans will be secured by the same first-priority lien that secures the revolving loans, but will be subject to a collateral proceeds waterfall such that lenders under the Term Loan will receive proceeds of the collateral only when the lenders under the revolving loan lenders are repaid in full. The Term Loans will mature on February 2, 2011 and may be voluntarily prepaid if the Company meets certain liquidity tests. The proceeds of the Initial Term Loan are to be used to reduce outstanding revolving loans under the Credit Agreement and pay fees and expenses in connection therewith.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 10—DEBT (Continued)

and its domestic subsidiaries' capital stock and 65% of the capital stock of the Company's foreign subsidiaries directly owned by Indalex Holding Corp. or any domestic subsidiary (in each case, subject to certain limitations.)

        The indenture governing the 11 1/2% Notes, among other things, limits Indalex Holding Corp.'s ability and the ability of its restricted subsidiaries to: incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into sale/leaseback transactions; and merge, consolidate or sell substantially all of the Company's assets. These covenants are subject to important exceptions and qualifications. The Company was in compliance with the covenants for the period ended June 29, 2008.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 10—DEBT (Continued)

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

        As indicated in Note 10, on June 21, 2007 the Company repurchased Notes with a face value of $71,945 with proceeds from the sale of its investment in AAG. As a result of the tender offer for the Notes, the Company expensed $2,757 of debt issue costs during the period ended July 1, 2007 that were being amortized over 8 years.

        The Company also incurred $1.0 million in debt issue costs for the Term Loan. This included $150 of affiliated costs expensed during the period ended June 29, 2008. The remaining costs are being amortized using the straight-line method over the life of the debt, maturing on February 2, 2011.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic pension costs for the plans include the following components:

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	Successor	Successor	Successor	Successor
Service cost	$76	$134	$152	$265
Interest cost	1,636	1,764	3,273	3,499
Expected return on assets	(1,599)	(1,693)	(3,198)	(3,365)
Amortization of unrecognized actuarial gain	(37)	—	(74)	—
Settlement gain	—	(50)	—	(97)

Net periodic benefit cost	$76	$155	$153	$302

        During the period ended July 1, 2007, the Company recognized a net settlement gain of $97 as a result of executing a wind-up of part of its Canadian pension plan.

        Net periodic post-retirement benefit cost for the plans include the following components:

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	Successor	Successor	Successor	Successor
Service cost	$9	$2	$18	$17
Interest cost	61	55	121	121
Amortization of unrecognized actuarial gain	(9)	—	(17)	—
Recognized actuarial gain	—	(2)	—	(2)

Net periodic benefit cost	$61	$55	$122	$136

        The Company also participates in defined contribution and multi-employer pension plans. The contributions were $1,805 and $2,208 and the expense was $1,909 and $2,086 for the periods ended June 29, 2008 and July 1, 2007, respectively.

NOTE 13—COMMITMENTS AND CONTINGENCIES

        The Company has entered into several long-term contracts with metal suppliers to purchase aluminum billet. The price of billet is based primarily on the average Midwest Transaction price plus a fixed billet premium. The Midwest Transaction average changes monthly. The minimum purchase commitments as of July 29, 2008 are as follows:

Year Ending December 31	Amount
Remainder of 2008	$151,372
2009	33,868

Total commitments	$185,240

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

        The Company has also committed to purchasing natural gas. The commitments as of June 29, 2008 are as follows:

Year Ending December 31	Amount
Remainder of 2008	$6,025
2009	10,119
2010	4,852
2011	379

Total commitments	$21,375

        As of June 29, 2008, the Company has committed approximately $3,247 for the purchase of property and equipment related to incomplete projects.

        As of June 29, 2008, the Company has outstanding letters of credit commitments of $8,036 related to its general insurance coverage. The letters of credit expire after one year but renew automatically for another year unless the Company notifies the beneficiary at least ninety days prior to the expiration date.

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

Environmental obligations

        The Company established environmental reserves totaling $1,767 and $1,724 as of June 29, 2008 and December 31, 2007, respectively, of which $75 and $116 were included in current liabilities as of June 29, 2008 and December 31, 2007, respectively. Liabilities are recorded when environmental remedial efforts or damage claim payments are probable and the range of possible costs can be reasonably estimated. In those cases where an amount within the range is judged most likely to be incurred, that amount is recorded. Where no specific amount within the range of possible costs is considered more probable to be incurred than any other, the lower end of the range is typically used. Such liabilities are based on the Company's best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities and ranges are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company is subject to a wide variety of environmental laws including those governing air emissions, the generation, storage, handling, use and transportation of hazardous materials and employee health and safety. Costs of achieving compliance with environmental regulations are not included in the reserves, but instead are treated as operating items and expensed or amortized, as appropriate, based on the nature of the expenditure.

        As an owner of real property and a generator of waste, the Company is subject to laws imposing responsibility for the cleanup of contaminated property, including its currently and formerly owned or

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

operated properties. As part of its environmental management program, it is involved in investigatory and monitoring actions at some of these properties, but the Company has not identified any conditions that warrant active remediation efforts.

        The Company is responsible for the cleanup of a formerly owned property that a release of hazardous substances occurred. There is the possibility of a claim for natural resources damages at the site and it is likely that the Company will have an obligation to pay compensation for that damage if the claim is asserted. The amount of natural resource damages to be paid would be determined by a formula. Based on the application of that formula, the Company estimates the total liability ranges from $500 to $1,850. The Company believes that the ultimate liability will be in the lower limits of the range. Also, an additional $100 has been reserved to cover the costs of further groundwater monitoring at this site. The Company has recorded a reserve of $500 for this location.

        The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 or "CERCLA" with respect to approximately 19 offsite locations to which the Company's corporate predecessors sent waste materials. Although the designation of an entity as a PRP is rarely withdrawn, the Company's inquiries and evaluations have led it to conclude that it has little or no liability at most of these sites. For those sites where the Company is judged likely to share responsibility for cleanup and other costs, the Company has reserved a total of $590 of which $560 is attributable to one location. The full range of aggregate potential liability at these sites is estimated to be from $255 to $1,305.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 14—LEASING ARRANGEMENTS

        The Company leases property, plant, and equipment under operating leases that expire at various dates through 2028. At June 29, 2008, future minimum lease payments under noncancelable operating leases with terms of one year or more are as follows:

Year Ending December 31	Amount
Remainder of 2008	$2,244
2009	3,877
2010	3,413
2011	2,822
2012	2,405
Thereafter	40,139

Total commitments	$54,900

        The Company leases an extrusion press in Canada and in Elkhart, Indiana. Both leases qualify as capital leases. As of June 29, 2008, future minimum lease payments, including the final buyout payment, are as follows:

Year Ending December 31	Amount
Remainder of 2008	$925
2009	1,669
2010	1,388
2011	579
2012	386

4,947
Amount representing interest	(367)

Present value of net minimum lease payments	4,580
Current portion	(1,361)

Long-term portion capital lease obligation	$3,219

        At June 29, 2008, the cost of the capital leases was $7,065 and accumulated depreciation was $3,885.

NOTE 15—SALE-LEASEBACKS

        On June 13, 2008, the Company entered into a real estate sale-leaseback transaction with NL Ventures VI Indalex, L.L.C. with respect to the property at the Company's City of Industry, California facility. NL Ventures VI Indalex, L.L.C. is not affiliated with the Company. The purchase price of the property was $15,000 generating a book gain of $3,510. The gain is deferred and recognized over the term of the operating lease which began on June 13, 2008 and ends on June 30, 2028. This operating lease was subsequently amended to include the property discussed in Note 19.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 15—SALE-LEASEBACKS (Continued)

        On June 27, 2008, the Company entered into a sale-leaseback transaction with Vogen Funding, L.P. with respect to an extrusion press handling system located in Connersville, Indiana. The sale-leaseback was accounted for as a financing transaction in accordance with SFAS No. 98. The proceeds from this financing transaction were $6,028. The lease term is for 42 months commencing July 1, 2008, during which payments of $183 are required monthly. The Company has an option to extend the lease for 12 months at the end of the initial lease term, purchase the equipment at fair value which is guaranteed to be at least 7.5% of the original funded cost, or return the equipment which would result in a return fee payable by the Company equal to 5.0% of the original funded cost. Two payments were made on June 27, 2008. As of June 29, 2008 future minimum lease payments are as follows:

Year Ending December 31	Amount
Remainder of 2008	$915
2009	2,196
2010	2,196
2011	2,013

7,320
Amount representing interest	(1,658)

Present value of net minimum lease payments	5,662
Current portion	(1,234)

Long-term portion finance obligation	$4,428

        At June 29, 2008 the cost of the equipment was $7,526 and accumulated depreciation was zero since the equipment is not yet in service.

NOTE 16—STOCK-BASED COMPENSATION

        Under the Company's stock option plan, certain employees of the Company were granted options to purchase shares of Indalex Holdings Finance, Inc. Stock options expire ten years from the date of grant.

        Under the Plan, options are granted with an exercise price equal to or greater than the market value of the Company on the date of grant. A public market does not exist for the stock so the market value of the Company was based on its recent purchase price. The fair value of options on their grant date was measured using the Black-Scholes option-pricing model. The weighted average estimated value of employee stock options granted was $40.04 per share for the period ended June 29, 2008. Key assumptions used to apply this pricing model are as follows:

	Six months ended June 29, 2008	Six months ended July 1, 2007
Risk-free interest rate	3.46%	4.98%
Expected life option grants (in years)	7.22	6.42
Expected volatility of underlying stock	31.3%	26.3%
Expected dividend yield	0.0%	0.0%

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 16—STOCK-BASED COMPENSATION (Continued)

        The expected to vest options are based on forfeiture assumptions derived from historical experience. Forfeiture assumptions are reviewed through the vesting period, and adjustments are made if actual forfeitures differ materially from previous estimates. The cumulative effect of a change in estimated forfeitures is recognized in the period of change.

        The expected volatility of the underlying stock for options granted during the period ended June 29, 2008 was based on the daily historical closing price volatility of the Dow Jones Industrial Metals Index over the period equal to the expected term ending on the grant date.

        For the period ended June 29, 2008, the Company recorded compensation expense of $338. The Company expects to record future stock compensation expense of $1,008 over a weighted average period of 2.41 years.

        A summary of stock option activity is provided below:

	Three months ended June 29, 2008
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at beginning of period	66,200	$113.48
Granted	7,500	111.25
Forfeited	(1,600)	111.25
Exercised	n/a	n/a
Expired	n/a	n/a

Outstanding at end of period	72,100	$113.30	$—	8.27

Exercisable at end of period	27,200	$112.33	$—	7.91

	Six months ended June 29, 2008
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at beginning of period	64,600	$113.53
Granted	9,500	111.25
Forfeited	(2,000)	111.25
Exercised	n/a	n/a
Expired	n/a	n/a

Outstanding at end of period	72,100	$113.30	$—	8.27

Exercisable at end of period	27,200	$112.33	$—	7.91

        As of June 29, 2008, 44,900 options with a weighted average exercise price of $113.88 are due to expire between 2016 and 2018.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 16—STOCK-BASED COMPENSATION (Continued)

        As of June 29, 2008, 27,200 options have vested, and 44,042 options are expected to vest between 2008 and 2013. 13,200 options vested during the period ended June 29, 2008.

NOTE 17—GEOGRAPHIC DATA

	Net Sales				Long-Lived Assets
	Three months ended		Six months ended		Periods ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008	Dec 31, 2007
	Successor	Successor	Successor	Successor	Successor	Successor
United States	$204,551	$251,230	$405,018	$494,219	$156,165	$177,035
Canada	59,135	53,055	108,484	100,710	87,573	91,829
Other International	1,180	521	1,952	1,099	—	—

	$264,866	$304,806	$515,454	$596,028	$243,738	$268,864

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        Indalex Holding Corp. (the "Issuer") issued $270,000 aggregate principal amount of the 11 1/2% Notes on February 2, 2006. On June 21, 2007, the Company repurchased $71,945 aggregate principal amount of the 11 1/2% Notes, and as of June 29, 2008, $198,055 aggregate principal amount of 11 1/2% Notes was outstanding. The Notes are jointly and severally guaranteed on a full and unconditional basis by Indalex Holdings Finance, Inc., the parent company of Indalex Holding Corp., and each of the domestic subsidiaries of Indalex Holding Corp. (the "Guarantor Companies"). Indalex Holding Corp. and the Guarantor Companies are 100% owned, directly or indirectly, by Indalex Holdings Finance, Inc. Indalex Holding Corp.'s foreign subsidiaries (the "Non-Guarantor Companies") do not provide guarantees.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Balance Sheet—Guarantor and Non-Guarantor

As of June 29, 2008 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	—	2,904	9	—	$2,913
Accounts receivable, net	—	82,329	48,159	—	130,488
Receivable from affiliates	—	2,915	22,826	(25,741)	—
Receivable from suppliers	—	11,445	—	—	11,445
Refundable income taxes	—	887	—	—	887
Inventories	—	30,287	24,213	—	54,500
Prepaid expenses and other current assets	—	7,241	11,252	—	18,493
Assets held for sale	—	4,950	—	—	4,950
Deferred income taxes	—	6,439	78	—	6,517

Total current assets	—	149,397	106,537	(25,741)	230,193
Notes receivable from affiliates	—	39,580	—	(39,580)	—
Investment in subsidiary	111,250	—	—	(111,250)	—
Property, plant, and equipment, net	—	109,913	61,801	—	171,714
Other intangibles, net	—	39,281	20,630	—	59,911
Deferred financing costs	—	4,752	4,576	—	9,328
Other assets	—	2,219	566	—	2,785

Total assets	$111,250	$345,142	$194,110	$(176,571)	$473,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$49,115	$33,566	$—	$82,681
Payable to affiliates	—	23,001	2,915	(25,741)	175
Income taxes payable	—	—	74	—	74
Accrued expenses and other current liabilities	—	33,858	7,534	—	41,392
Accrued interest	—	9,932	417	—	10,349
Capital lease obligation	—	389	972	—	1,361
Finance obligation	—	1,234	—	—	1,234
Checks in excess of bank balance	—	—	935	—	935
Revolver borrowings	10	68,211	29,933	—	98,154

Total current liabilities	10	185,740	76,346	(25,741)	236,355
Notes payable to affiliates	—	15,000	39,580	(39,580)	15,000
Other liabilities	—	30,468	11,546	—	42,014
Capital lease obligation	—	1,880	1,339	—	3,219
Finance obligation	—	4,428	—	—	4,428
Long-term debt	—	196,295	—	—	196,295
Deferred income taxes	—	(6,393)	6,603	—	210

Total liabilities	10	427,418	135,414	(65,321)	497,521

Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Common stock	1	1	—	(1)	1
Additional paid-in capital	111,249	5,202	30,260	(111,249)	35,462
Treasury stock	(10)	—	—	—	(10)
Retained earnings (accumulated deficit)	—	(99,751)	36,025	—	(63,726)
Accumulated other comprehensive income (loss)	—	12,272	(7,589)	—	4,683

Total stockholders' equity (deficit)	111,240	(82,276)	58,696	(111,250)	(23,590)

Total liabilities and stockholders' equity (deficit)	$111,250	$345,142	$194,110	$(176,571)	$473,931

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor

For the Period March 31, 2008 through June 29, 2008 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Net sales	$—	$178,907	$125,025	$(39,066)	$264,866
Costs and expenses:
Cost of sales	—	171,261	119,420	(39,066)	251,615
Selling, general, and administrative	—	9,331	3,466	—	12,797
Management fees to affiliates	—	165	84	—	249
Amortization of intangible assets	—	1,321	815	—	2,136
Other expense	—	325	152	—	477
Restructuring charges	—	2,169	740	—	2,909
Impairment of long-lived assets	—	8,360	—	—	8,360
Gain on disposal of assets	—	(54)	(29)	—	(83)
Mark-to-market on derivatives	—	346	—	—	346

Total costs and expenses	—	193,224	124,648	(39,066)	278,806

Income (loss) from operations	—	(14,317)	377	—	(13,940)
Other income (expense):
Interest to affiliates, net	—	964	(1,139)	—	(175)
External interest expense	—	(7,535)	(381)	—	(7,916)
Deferred financing costs	—	(420)	(290)	—	(710)
Interest income	—	30	7	—	37

Loss before income taxes	—	(21,278)	(1,426)	—	(22,704)
Income tax benefit	—	(5,616)	(778)	—	(6,394)

Net loss	$—	$(15,662)	$(648)	$—	$(16,310)

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Cash Flow—Guarantor and Non-Guarantor

For the period March 31, 2008 through June 29, 2008 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$—	$(15,662)	$(648)	$—	$(16,310)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	—	5,098	2,965	—	8,063
Amortization of intangible assets	—	1,321	815	—	2,136
Amortization of deferred financing costs	—	420	290	—	710
Amortization of bond discount	—	79	—	—	79
Gain on disposal of assets	—	(54)	(29)	—	(83)
Impairment of long-lived assets	—	8,360	—	—	8,360
Other	—	1	(1)	—	—
Stock-based compensation	—	159	—	—	159
Deferred income taxes	—	(5,783)	(249)	—	(6,032)
Changes in operating assets and liabilities:
Accounts receivable	—	(3,562)	(6,034)	—	(9,596)
Receivable from affiliates	—	1,884	(3,252)	1,368	—
Inventories	—	(4,251)	(3,444)	—	(7,695)
Prepaids and other assets	—	3,666	(154)	—	3,512
Income taxes payable/refundable	—	(81)	(1,086)	—	(1,167)
Checks issued in excess of bank balance	—	—	(3,630)	—	(3,630)
Accounts payable	—	11,196	(1,972)	—	9,224
Accrued expenses and other liabilities	—	(2,311)	1,404	—	(907)
Payable to affiliates	—	3,574	(1,972)	(1,427)	175

Net cash from operating activities	—	4,054	(16,997)	(59)	(13,002)

Cash flows from investing activities
Capital expenditures	—	(9,523)	(2,230)	—	(11,753)
Proceeds from sales of property, plant and equipment	—	21,730	29	—	21,759

Net cash from investing activities	—	12,207	(2,201)	—	10,006

Cash flows from financing activities
Payments on capital lease obligation	—	(102)	(238)	—	(340)
Borrowings (repayments)	—	(28,479)	19,081	—	(9,398)
Loan from affiliate	—	15,000	—	—	15,000
Debt issuance costs	—	(1,009)	—	—	(1,009)

Net cash from financing activities	—	(14,590)	18,843	—	4,253

Effect of changes in foreign exchange rates on cash	—	—	355	59	414

Net change in cash and cash equivalents	—	1,671	—	—	1,671
Cash and cash equivalents
Beginning of period	—	1,233	9	—	1,242

End of period	$—	$2,904	$9	$—	$2,913

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor

For the Period January 1, 2008 through June 29, 2008 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Net sales	$—	$351,762	$233,131	$(69,439)	$515,454
Costs and expenses:
Cost of sales	—	340,456	224,433	(69,439)	495,450
Selling, general, and administrative	—	19,288	6,999	—	26,287
Management fees to affiliates	—	330	169	—	499
Amortization of intangible assets	—	2,716	1,679	—	4,395
Other (income) expense	—	109	(491)	—	(382)
Restructuring charges	—	5,850	740	—	6,590
Impairment of long-lived assets	—	8,749	—	—	8,749
Gain on disposal of assets	—	(505)	(79)	—	(584)
Mark-to-market on derivatives	—	(2,286)	—	—	(2,286)

Total costs and expenses	—	374,707	233,450	(69,439)	538,718

Loss from operations	—	(22,945)	(319)	—	(23,264)
Other income (expense):
Interest to affiliates, net	—	2,108	(2,283)	—	(175)
External interest expense	—	(14,808)	(545)	—	(15,353)
Deferred financing costs	—	(663)	(582)	—	(1,245)
Interest income	—	57	9	—	66

Loss before income taxes	—	(36,251)	(3,720)	—	(39,971)
Income tax benefit	—	(5,684)	(1,435)	—	(7,119)

Net loss	$—	$(30,567)	$(2,285)	$—	$(32,852)

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Cash Flow—Guarantor and Non-Guarantor

For the Period January 1, 2008 through June 29, 2008 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$—	$(30,567)	$(2,285)	$—	$(32,852)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	—	10,706	5,858	—	16,564
Amortization of intangible assets	—	2,716	1,679	—	4,395
Amortization of deferred financing costs	—	663	582	—	1,245
Amortization of bond discount	—	158	—	—	158
Gain on disposal of assets	—	(505)	(79)	—	(584)
Impairment of long-lived assets	—	8,749	—	—	8,749
Other	—	—	(1)	—	(1)
Stock-based compensation	—	338	—	—	338
Deferred income taxes	—	(5,964)	(943)	—	(6,907)
Changes in operating assets and liabilities:
Accounts receivable	—	(33,410)	(14,728)	—	(48,138)
Receivable from affiliates	—	275	(6,042)	5,767	—
Inventories	—	10,178	(6,885)	—	3,293
Prepaids and other assets	—	(11,447)	(3,253)	—	(14,700)
Income taxes payable/refundable	—	(34)	(1,048)	—	(1,082)
Checks issued in excess of bank balance	—	—	953	—	953
Accounts payable	—	15,635	(1,425)	—	14,210
Accrued expenses and other liabilities	—	3,890	888	—	4,778
Payable to affiliates	—	5,772	(217)	(5,380)	175

Net cash from operating activities	—	(22,847)	(26,946)	387	(49,406)

Cash flows from investing activities
Capital expenditures	—	(18,427)	(3,925)	—	(22,352)
Proceeds from sales of property, plant and equipment	—	22,514	79	—	22,593

Net cash from investing activities	—	4,087	(3,846)	—	241

Cash flows from financing activities
Payments on capital lease obligation	—	(227)	(471)	—	(698)
Borrowings	—	721	30,025	—	30,746
Loan from affiliate	—	15,000	—	—	15,000
Debt issuance costs	—	(1,009)	—	—	(1,009)

Net cash from financing activities	—	14,485	29,554	—	44,039

Effect of changes in foreign exchange rates on cash	—	—	507	(387)	120

Net change in cash and cash equivalents	—	(4,275)	(731)	—	(5,006)
Cash and cash equivalents
Beginning of period	—	7,179	740	—	7,919

End of period	$—	$2,904	$9	$—	$2,913

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007

(Dollars in thousands)

(Unaudited)

NOTE 19—SUBSEQUENT EVENT

        On June 30, 2008, the Company entered into a real estate sale-leaseback transaction with NL Ventures VI Indalex, L.L.C. with respect to the property at the Company's Connersville, Indiana facility. The purchase price of the property was $4,988. As a result of the transaction the Company recorded an impairment on long-lived assets of $6,218 during the period ended June 29, 2008. The related operating lease began on June 30, 2008 and ends on June 30, 2028.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward- looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" set forth in our annual report on Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the section entitled "Item 1A. Risk Factors" and our consolidated financial statements and related notes thereto included in our annual report on Form 10-K, and our consolidated financial statements and related notes thereto included elsewhere in this report. See "Forward-Looking Statements."

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

        As a result of the Transactions, we substantially increased our debt levels in comparison to historical periods. As a result, our interest expense increased significantly in the periods following the consummation of the Transactions. As of June 29, 2008, we had $319.7 million of outstanding indebtedness (excluding unused availability of $54.2 million under our revolving credit facility). For the three months ended June 29, 2008, our interest expense was $8.1 million. See our annual report on Form 10-K "Item 1A. Risk Factors—Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness, including the Notes" in our annual report on Form 10-K for the year ended December 31, 2007.

Stand Alone Company

        In connection with the registration of our 11 1/2% Notes, we became subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. In connection with complying with our obligation to register the 11 1/2% Notes, we have incurred substantial one time and will continue to incur additional costs as a result of having to comply with the Exchange Act and the Sarbanes-Oxley Act. In addition, we pay Sun Capital Partners Management III, LP, an affiliate of our equity sponsor, a management fee equal to the greater of (a) $1 million and (b) 2% of our EBITDA (as defined in the management services agreement) for a given fiscal year. We will also reimburse Sun Capital Partners Management III, LP for all reasonable out-of-pocket fees and expenses it incurs in performing financial and management consulting services under the management services agreement. We paid Sun Capital Partners fees of $0.2 million in connection with the amended and restated credit agreement during the three months ended June 29, 2008. See "Item 13. Certain Relationships and Related Transactions, and Director Independence—Management Services Agreement" in our annual report on Form 10-K for the year ended December 31, 2007.

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

Term Loan

        On May 21, 2008, we entered into the Amended and Restated Credit Agreement, dated as of May 21, 2008 (the "Amended Credit Agreement"). Pursuant to the terms of the Amended Credit Agreement, the lenders party thereto consented to various amendments to the credit agreement governing our revolving credit facility. The amendments provide for the following, without limitation:

  (1)
  a $15.0 million non-amortizing term loan to be made by Sun Indalex Finance, LLC, an affiliate of the equity sponsor of the Company (the "Initial Term Loan"); and

  (2)
  a $15.0 million non-amortizing incremental term loan, to be provided by affiliates of the Company in their sole discretion with substantially the same terms as the Initial Term Loan (together with the Initial Term Loan, the "Term Loans").

        The Initial Term Loan bears interest, at our option, at a rate per annum equal to (i) LIBOR plus 7.50% or (ii) the Base Rate (as defined in the Amended Credit Agreement) plus 6.50%, with an additional 0.75% margin if average excess availability falls below $35.0 million, with a LIBOR floor of 3.25% and a Base Rate floor of 4.25%. The guarantors of the revolving loans under Amended Credit Agreement guarantee the Initial Term Loan. Borrowings under the Initial Term Loan are secured by the same first-priority lien that secures the revolving loans, but are subject to a collateral proceeds waterfall such that lenders under the Initial Term Loan will receive proceeds of the collateral only when the lenders under the revolving loan lenders are repaid in full. The Initial Term Loan will mature on February 2, 2011 and may be voluntarily prepaid if we meet certain liquidity tests. The proceeds of the Initial Term Loan were used to reduce outstanding revolving loans under the Amended Credit Agreement and pay fees and expenses in connection therewith.

Sale Leaseback Transactions

        On June 13, 2008, we entered into a real estate sale-leaseback transaction with NL Ventures VI Indalex, L.L.C. with respect to the property at our City of Industry, California facility. NL Ventures VI Indalex L.L.C. is not affiliated with us. The sale-leaseback transaction generated cash proceeds of approximately $14.0 million. We used the proceeds from the sale-leaseback transaction to temporarily reduce borrowings under our revolving credit facility, and we intend to apply the proceeds as provided in the indenture governing Indalex Holding Corp.'s 11 1/2% Second-Priority Senior Secured Notes due 2014 to purchase non-working capital assets within one year. As a result of the transaction, we generated a book gain of $3.5 million. The gain is deferred and will be recognized over the life of the lease.

        On June 27, 2008, we entered into an equipment sale-leaseback transaction with Vogen Funding, L.P. with respect to an extrusion press handling system at our Connersville, Indiana facility. The sale-leaseback transaction generated cash proceeds of approximately $5.7 million. We used the proceeds from the sale-leaseback transaction to temporarily reduce borrowings under our revolving credit facility, and we intend to apply the proceeds as provided in the indenture governing Indalex Holding Corp.'s 11 1/2% Second-Priority Senior Secured Notes due 2014 to purchase non-working capital assets within one year.

        In addition, on June 30, 2008, we entered into a real estate sale-leaseback transaction with NL Ventures VI Indalex, L.L.C. with respect to the property at our Connersville, Indiana facility. The sale-leaseback transaction generated cash proceeds of approximately $4.2 million. We used the proceeds from the sale-leaseback transaction to temporarily reduce borrowings under our revolving credit facility, and we intend to apply the proceeds as provided in the indenture governing Indalex Holding Corp.'s

11 1/2% Second-Priority Senior Secured Notes due 2014 to purchase non-working capital assets within one year. As a result of the transaction, we recorded an impairment on long-lived assets of $6.2 million.

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

        Demand for our products in the residential building and construction end-user market is driven by new residential construction and remodeling activity, which are impacted by demographic trends, interest rate levels and overall economic conditions. From 2001 to 2006, we experienced strong demand in this end-user market due to strong new housing starts, the increasing size of new homes and increased remodeling and repair activity. However, after showing strong growth from 2001 to 2006, that market slowed considerably during the second half of 2006, and our shipments to that market were down 19% in 2007 as compared to 2006. According to data published by the U.S. Census Bureau, housing starts in the United States were down 25% year over year in 2007, and were down 29% in the first six months of 2008. Remodeling activity has slowed as well. We continue to believe that the residential building and construction market will recover eventually, but we cannot be certain of when the current downturn in this market will end. See "Item 1A. Risk Factors—Risks Related to our Business—The aluminum extrusion industry is highly cyclical and highly dependent on end-user markets in the United States and Canada, and the cyclicality and volatility of these markets could adversely affect us" in our annual report on Form 10-K for the year ended December 31, 2007.

Pricing and Margin

        The principal raw materials in the aluminum extrusion process are aluminum billets and ingot. Aluminum is a commodity and, as such, is valued based upon a variety of market driven factors. The price of aluminum ingot is based on the base aluminum price, which consists of two components: the price quoted for primary aluminum ingot on the London Metal Exchange ("LME") and the Midwest Premium ("MWP"). The price of aluminum billet is based upon the base aluminum price plus the "billet premium," which is a cost that is added to the base aluminum price and represents the charge from the smelter for converting aluminum ingot to billet. We manage the risk of base aluminum price increases through one of four pricing mechanisms and through several hedging programs. Our four pricing mechanisms and our estimate of the percentage of our shipment volume attributable to each are as follows:

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

        We separately negotiate the billet premium we pay, and changes in the billet premium we pay affect our gross margin. We charge our customers a "conversion price," which is based upon our costs to produce, including non-aluminum raw materials costs, the billet premium we pay, shipping costs and what we charge for our services. We change the conversion price periodically to reflect changes in competitive pricing or escalating costs, or to enhance our operating margin, which can have a positive impact on our profitability. Conversion price adjustments were relatively infrequent until 2004. Since that time, increasing raw material, freight and energy costs have resulted in more frequent conversion price changes. Some of our conversion price increases have not been well-received by our customers. For example, in 2004, we raised our conversion prices due to billet shortages, and in 2005, we selectively scaled back some conversion prices in response to customer feedback. In 2008, we have implemented an energy surcharge in order to recoup increased energy costs.

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

        Globalization of the aluminum extrusion industry also represents an opportunity for us to outsource high volume labor-intensive extrusions to lower-cost providers. We outsourced approximately 5% of our shipment volume in the three months ended June 29, 2008 to aluminum extruders in China. Outsourcing to China has increased our shipment volume of lower-margin products and has increased our total operating profit.

Restructuring

        We incurred restructuring expense of $6.6 million in the six months ended June 29, 2008, of which $3.3 million was related to the closure of our Girard, Ohio plant, which closed in March 2008. $1.4 million was related to an overhead restructuring program, which was initiated in January 2008, which resulted in the termination of 39 employees. $1.0 million was related to the closure of our Watsonville, California plant, which closed in June 2007. $0.6 million was related to the closure of our Modesto, California facility, which closed in July 2008, $0.2 million was related to the closure of our Niles, Ohio facility, which closed in March 2008, and $0.1 million was related to a restructuring program initiated in 2004. We have historically restructured our overhead and plant operations on an ongoing basis. Since 2002 we have closed four facilities, consolidated certain shared services organizations and scaled back our fixed administrative and plant overhead. Severance, relocation and other restructuring cost levels have been significant but provide for a lower cost structure going forward, positively impacting operating results. The driving rationale behind our closures is moving volume from less efficient operations to more cost effective facilities.

Results of Operations—Three months ended June 29, 2008

        The following table sets forth our results of operations for the three months ended July 1, 2007 and the three months ended June 29, 2008, which have been derived from the unaudited consolidated financial statements included elsewhere in this report.

	Successor
	Three Months Ended July 1, 2007	Three Months Ended June 29, 2008
Statement of income data:
Net sales	$304,806	$264,866
Costs and expenses:
Cost of sales	286,739	251,615
Selling, general and administrative	12,974	12,797
Management fees to affiliates	250	249
Amortization of intangible assets	2,521	2,136
Other expense	1,532	477
Restructuring charges	469	2,909
Impairment of long-lived assets	223	8,360
(Gain) loss on disposal of assets	62	(83)
Mark-to-market on derivatives	560	346

Total costs and expenses	305,330	278,806

Loss from operations	(524)	(13,940)
Other income (expense):
Interest to affiliates, net	—	(175)
External interest expense	(9,814)	(7,916)
Deferred financing costs	(616)	(710)
Interest income	373	37
Loss on redemption of notes	(7,149)	—
Income from equity method investment in AAG	4,020	—
Gain on sale of equity method investment in AAG	51,242	—

Income (loss) before income taxes	37,532	(22,704)
Income tax expense (benefit)	7,470	(6,394)

Net income (loss)	$30,062	$(16,310)

Selected operating data:
Pounds shipped	152,399	131,036

Three months ended June 29, 2008 Compared to Three months ended July 1, 2007

  Net sales

        Net sales decreased by $39.9 million, or 13.1%, from $304.8 million in the three months ended July 1, 2007 to $264.9 million in the three months ended June 29, 2008. Shipment volume fell 14.0% as a result of weak market demand, particularly in the Transportation and Residential Building and Construction end-user markets. Base aluminum prices were 7% higher in the three months ended June 29, 2008 as compared to the three months ended July 1, 2007. The increase in the relative value of the Canadian dollar versus the U.S. dollar resulted in a $7.2 million increase in net sales.

  Cost of sales

        Cost of sales decreased by $35.1 million, or 12.2%, from $286.7 million in the three months ended July 1, 2007 to $251.6 million in the three months ended June 29, 2008, due primarily to lower volume and lower unit labor costs, but partially offset by higher freight and energy costs and higher costs at our Modesto plant. Application of LIFO valuation to inventories resulted in a $2.4 million increase in cost of sales. Depreciation decreased by $0.6 million, or 7.2%, in the three months ended June 29, 2008 as compared to the three months ended July 1, 2007.

  Selling, general and administrative expenses

        Selling, general and administrative expenses decreased by $0.2 million, or 1.5%, from $13.0 million in the three months ended July 1, 2007 to $12.8 million in the three months ended June 29, 2008. Lower overhead was the primary cause of the decline, partly offset by higher employee incentive compensation expenses.

  Management fees to affiliates

        Management fees to affiliates were $0.2 million in both the three months ended July 1, 2007 and in the three months ended June 29, 2008. Management fees to affiliates reflects expenses of $1.0 million annually, or 2% of our EBITDA, whichever is greater, payable to an affiliate of Sun Capital Partners.

  Amortization of intangible assets

        Amortization of intangible assets decreased by $0.4 million, or 16.0%, from $2.5 million in the three months ended July 1, 2007 to $2.1 million in the three months ended June 29, 2008. The decrease was due to the use of the declining balance method for amortization. The amortization expense was incurred as a result of the application of purchase accounting in connection with the Honeywell acquisition and the Indalex Holdings acquisition, which resulted in an increase in the value of a trademark and our customer lists.

  Other expense

        Other expense in the three months ended June 29, 2008 was $0.5 million, due to gains and losses in the ordinary course of business.

        Other expense in the three months ended July 1, 2007 was $1.5 million, which consisted primarily of foreign currency losses for certain of our Canadian assets and liabilities due to transactions settled in the Canadian dollar versus the U.S. dollar.

  Restructuring charges

        In the three months ended June 29, 2008, we recorded restructuring charges of $2.9 million, of which $1.2 million was related to an overhead restructuring program initiated in January of 2008, $0.6 million was related to the closure of our Girard, Ohio facility; $0.6 million was related to the closure of our Modesto, California facility; $0.4 million was related to the closure of our Watsonville, California facility; and $0.1 million was related to the closure of our Niles, Ohio facility.

        In the three months ended July 1, 2007, we recorded restructuring charges of $0.5 million, of which $0.4 million was related to the closure of our Watsonville, California facility and $0.1 million was related to an overhead restructuring program initiated in September of 2006, which resulted in the termination of seven employees during the three months ended July 1, 2007.

  Impairment of long-lived assets

        In the three months ended June 29, 2008, we recorded impairment charges of $6.2 million related to the sale leaseback of our Connersville, Indiana facility and $2.1 million related to the closure of our Modesto, California facility. The impairment recorded related to our Modesto, California facility is based on the appraised values of the assets expected to be disposed of.

        In the three months ended July 1, 2007, we made plans to scrap components of a surplus handling system at our Kokomo, Indiana facility. As a result, we recorded an impairment charge of $0.2 million.

  (Gain) loss on disposal of assets

        In the three months ended June 29, 2008, we recorded gains of $83,000 in the ordinary course of business. In the three months ended July 1, 2007, we recorded losses of $62,000 incurred in the ordinary course of business.

  Mark-to-market on derivatives

        In accordance with FAS 133, we recorded a loss on our forward aluminum hedging contracts of $1.1 million in the three months ended June 29, 2008 due to lower market prices in relation to the price at which we established our hedges. In addition, we recorded a gain of $0.8 million related to interest rate swap contracts for the three months ended June 29, 2008. In the three months ended July 1, 2007, we recorded a loss on our aluminum derivatives of $0.6 million due to lower market prices in relation to the price at which we established our hedges.

  Loss from operations

        Loss from operations increased by $13.4 million, from a loss of $0.5 million in the three months ended July 1, 2007 to a loss of $13.9 million in the three months ended June 29, 2008, primarily as a result of the decrease in sales, combined with the increase in impairment charges, restructuring charges, and unit freight and energy costs, partially offset by lower unit labor costs.

  Interest to affiliates, net

        On May 21, 2008, we entered into a term loan agreement with an affiliate of Sun Capital Partners, providing for borrowings of $15.0 million. The Term Loan matures at the same time as the revolving credit facility on February 2, 2011. In the three months ended June 29, 2008, we incurred interest expense of $0.2 million payable to an affiliate of Sun Capital Partners, as a result of the Term Loan.

  External interest expense

        Interest expense decreased by $1.9 million, from $9.8 million in the three months ended July 1, 2007 to $7.9 million in the three months ended June 29, 2008. The decrease was caused by lower interest expense related to the 11 1/2% Notes, as a result of our repurchase of $71.9 million aggregate principal amount of the 11 1/2% Notes on June 21, 2007.

  Deferred financing costs

        Amortization expense for deferred financing costs of $0.7 million is included in deferred financing costs for the three months ended June 29, 2008 and amortization expense for deferred financing costs of $0.6 million is included in the three months ended July 1, 2007.

        As part of the transactions associated with the Holdings acquisition, we incurred $16.8 million in debt issuance costs for the revolving credit facility and the 11 1/2% Notes. These costs are being amortized using the straight-line method over the life of the debt. In June of 2007, we repurchased 11 1/2% Notes with an aggregate principal amount of $71.9 million, which resulted in the expense of $2.8 million of deferred financing costs, which were being amortized over eight years, during the three months ended July 1, 2007. The expense was included in the statement of income as part of the loss on repurchase of 11 1/2% Notes.

        We incurred $1.0 million in debt issuance costs for the Initial Term Loan. This included $0.2 million of affiliated costs expensed during the three months ended June 29, 2008. The remaining costs are being amortized using the straight-line method over the life of the debt.

  Interest income

        In the three months ended June 29, 2008, we recorded interest income of $37,000. In the three months ended July 1, 2007, we recorded interest income of $0.4 million.

  Loss on redemption of notes

        On June 21, 2007, we repurchased $71.9 million aggregate principal amount of 11 1/2% Notes with proceeds from the sale of our investment in AAG. The 11 1/2% Notes were repurchased at a 5% premium plus accrued interest. As a result of the tender offer for the 11 1/2% Notes, we recorded a loss of $7.1 million, including a repurchase premium of $3.6 million, unamortized debt issue costs of $2.8 million and unamortized discount on notes of $0.7 million.

  Income from equity method investment in AAG

        We sold our equity method investment in AAG in May of 2007, so we did not record any income from that investment in the three months ended June 29, 2008. In the three months ended July 1, 2007, we recorded income of $4.0 million related to our equity method investment in AAG.

  Gain on sale of equity method investment in AAG

        In the three months ended July 1, 2007, we sold our equity method investment in AAG, resulting in a $51.2 million gain.

  Income tax expense (benefit)

        We recorded a tax benefit of $6.4 million in the three months ended June 29, 2008 compared to a tax expense in the three months ended July 1, 2007 of $7.5 million. In the three months ended July 1, 2007, we incurred income tax expense of $7.5 million due to the FIN48 position taken related to the sale of our equity method investment in AAG.

Results of Operations—Six months ended June 29, 2008

        The following table sets forth our results of operations for the six months ended July 1, 2007 and the six months ended June 29, 2008, which have been derived from the unaudited consolidated financial statements included elsewhere in this report.

	Successor
	Six Months Ended July 1, 2007	Six Months Ended June 29, 2008
Statement of income data:
Net sales	$596,028	$515,454
Costs and expenses:
Cost of sales	563,828	495,450
Selling, general and administrative	26,928	26,287
Management fees to affiliates	569	499
Amortization of intangible assets	5,129	4,395
Other expense (income)	647	(382)
Restructuring charges	2,087	6,590
Impairment of long-lived assets	223	8,749
(Gain) loss on disposal of assets	120	(584)
Mark-to-market on derivatives	(916)	(2,286)

Total costs and expenses	598,615	538,718

Loss from operations	(2,587)	(23,264)
Other income (expense):
Interest to affiliates, net	—	(175)
External interest expense	(19,707)	(15,353)
Deferred financing costs	(1,212)	(1,245)
Interest income	373	66
Loss on redemption of notes	(7,149)	—
Income from equity method investment in AAG	8,937	—
Gain on sale of equity method investment in AAG	51,242	—

Income (loss) before income taxes	29,897	(39,971)
Income tax expense (benefit)	6,522	(7,119)

Net income (loss)	$23,375	$(32,852)

Selected operating data:
Pounds shipped	300,223	263,714

Six months ended June 29, 2008 Compared to Six months ended July 1, 2007

  Net sales

        Net sales decreased by $80.5 million, or 13.5%, from $596.0 million in the six months ended July 1, 2007 to $515.5 million in the six months ended June 29, 2008. Shipment volume fell 12.2% as a result of weak market demand, particularly in the Transportation and Residential Building and Construction end-user markets. Base aluminum prices were 2% lower in the six months ended June 29, 2008 as compared to the six months ended July 1, 2007. The increase in the relative value of the Canadian dollar versus the U.S. dollar resulted in a $18.7 million increase in net sales.

  Cost of sales

        Cost of sales decreased by $68.3 million, or 12.1%, from $563.8 million in the six months ended July 1, 2007 to $495.5 million in the six months ended June 29, 2008, due primarily to lower volume, but partially offset by higher costs at our Girard and Modesto plants, and higher freight and energy costs. Unit labor costs were lower in the six months ended June 29, 2008 as compared to the six months ended July 1, 2007. Application of LIFO valuation to inventories resulted in a $3.6 million increase in cost of sales. Depreciation decreased by $0.4 million, or 2.3%, in the six months ended June 29, 2008 as compared to the six months ended July 1, 2007.

  Selling, general and administrative expenses

        Selling, general and administrative expenses decreased by $0.6 million, or 2.2%, from $26.9 million in the six months ended July 1, 2007 to $26.3 million in the six months ended June 29, 2008. Lower overhead and lower stand alone costs were the primary causes of the decline, partly offset by higher employee incentive compensation expenses.

  Management fees to affiliates

        Management fees to affiliates decreased by $0.1 million, or 16.7%, from $0.6 million in the six months ended July 1, 2007 to $0.5 million in the six months ended June 29, 2008, because our EBITDA was lower. Management fees to affiliates reflects expenses of $1.0 million annually, or 2% of our EBITDA, whichever is greater, payable to an affiliate of Sun Capital Partners.

  Amortization of intangible assets

        Amortization of intangible assets decreased by $0.7 million, or 13.7%, from $5.1 million in the six months ended July 1, 2007 to $4.4 million in the six months ended June 29, 2008. The decrease was due to the use of the declining balance method for amortization. The amortization expense was incurred as a result of the application of purchase accounting in connection with the Honeywell acquisition and the Indalex Holdings acquisition, which resulted in an increase in the value of a trademark and our customer lists.

  Other expense (income)

        Other income in the six months ended June 29, 2008 was $0.4 million, which consisted primarily of foreign currency gains for certain of our Canadian assets and liabilities due to transactions settled in the Canadian dollar versus the U.S. dollar.

        Other expense in the six months ended July 1, 2007 was $0.6 million, which consisted primarily of foreign currency losses for certain of our Canadian assets and liabilities due to transactions settled in the Canadian dollar versus the U.S. dollar.

  Restructuring charges

        In the six months ended June 29, 2008, we recorded restructuring charges of $6.6 million, of which $3.3 million was related to the closure of our Girard, Ohio facility; $1.4 million was related to an overhead restructuring program initiated in January of 2008, which resulted in the termination of 39 employees; $1.0 million was related to the closure of our Watsonville, California facility; $0.6 million was related to the closure of our Modesto, California facility, $0.2 million was related to the closure of our Niles, Ohio facility, and $0.1 million was related to a restructuring program initiated in 2004.

        In the six months ended July 1, 2007, we recorded restructuring charges of $2.1 million, of which $1.7 million was related to the closure of our Watsonville, California facility and $0.4 million was related to an overhead restructuring program initiated in September of 2006, which resulted in the termination of 17 employees during the six months ended July 1, 2007.

  Impairment of long-lived assets

        In the six months ended June 29, 2008, we recorded impairment charges of $8.7 million. $6.2 million was related to the sale leaseback of our Connersville, Indiana facility, $2.1 million was related to the closure of our Modesto, California facility, and $0.4 million was related to the closure of our Niles, Ohio facility. The impairments on our Modesto, California and Niles, Ohio facilities are based on the appraised values of the assets expected to be disposed of.

        In the six months ended July 1, 2007, we made plans to scrap components of a surplus handling system at our Kokomo, Indiana facility. As a result, we recorded an impairment charge of $0.2 million.

  (Gain) loss on disposal of assets

        In the six months ended June 29, 2008, we recorded a gain of $0.6 million, primarily related to a gain of $0.4 million as a result of insurance proceeds from a transformer at our City of Industry, California plant. In the six months ended July 1, 2007, we recorded losses of $0.1 million incurred in the ordinary course of business.

  Mark-to-market on derivatives

        In accordance with FAS 133, we recorded a gain on our forward aluminum hedging contracts of $2.6 million in the six months ended June 29, 2008 due to higher market prices in relation to the price at which we established our hedges. In addition, we recorded a loss of $0.2 million related to interest rate swap contracts and a loss of $0.1 million on foreign currency hedges for the six months ended June 29, 2008. In the six months ended July 1, 2007, we recorded a gain on our aluminum derivatives of $0.9 million due to higher market prices in relation to the price at which we established our hedges.

  Loss from operations

        Loss from operations increased by $20.7 million, from a loss of $2.6 million in the six months ended July 1, 2007 to a loss of $23.3 million in the six months ended June 29, 2008, primarily as a result of the decrease in sales, combined with the increase in impairment charges, restructuring charges, and unit freight and energy costs, partially offset by higher mark-to-market gains on derivatives and lower unit labor costs.

  Interest to affiliates, net

        On May 21, 2008, we entered into a term loan agreement with an affiliate of Sun Capital Partners, providing for borrowings of $15.0 million. The Term Loan matures at the same time as the Revolving Credit Facility on February 2, 2011. In the six months ended June 29, 2008, we incurred interest expense of $0.2 million payable to an affiliate of Sun Capital Partners, as a result of the Term Loan.

  External interest expense

        Net interest expense decreased by $4.3 million, from $19.7 million in the six months ended July 1, 2007 to $15.4 million in the six months ended June 29, 2008. The decrease was primarily caused by lower interest expense related to the 11 1/2% Notes, as a result of our repurchase of $71.9 million aggregate principal amount of the 11 1/2% Notes on June 21, 2007.

  Deferred financing costs

        Amortization expense for deferred financing costs of $1.2 million is included in deferred financing costs for the six months ended June 29, 2008 and in the six months ended July 1, 2007.

        As part of the transactions associated with the Holdings acquisition, we incurred $16.8 million in debt issuance costs for the revolving credit facility and the 11 1/2% Notes. These costs are being amortized using the straight-line method over the life of the debt. In June of 2007, we repurchased 11 1/2% Notes with an aggregate principal amount of $71.9 million, which resulted in the expense of $2.8 million of deferred financing costs, which were being amortized over eight years during the six months ended July 1, 2007. The expense was included in the statement of income as part of the loss on repurchase of 11 1/2% Notes.

        We incurred $1.0 million in debt issuance costs for the Initial Term Loan. This included $0.2 million of affiliated costs expensed during the six months ended June 29, 2008. The remaining costs are being amortized using the straight-line method over the life of the debt.

  Interest income

        In the six months ended June 29, 2008, we recorded interest income of $0.1 million. In the six months ended July 1, 2007, we recorded interest income of $0.4 million.

  Loss on redemption of notes

        On June 21, 2007, we repurchased $71.9 million aggregate principal amount of the 11 1/2% Notes with proceeds from the sale of our investment in AAG. The 11 1/2% Notes were repurchased at a 5% premium plus accrued interest. As a result of the tender offer for the 11 1/2% Notes, we recorded a loss of $7.1 million, including a repurchase premium of $3.6 million, unamortized debt issue costs of $2.8 million and unamortized discount on notes of $0.7 million.

  Income from equity method investment in AAG

        We sold our equity method investment in AAG in May of 2007, so we did not record any income from that investment in the six months ended June 29, 2008. In the six months ended July 1, 2007, we recorded income of $8.9 million related to our equity method investment in AAG.

  Gain on sale of equity method investment in AAG

        In the three months ended July 1, 2007, we sold our equity method investment in AAG, resulting in a $51.2 million gain.

  Income tax expense (benefit)

        We recorded a tax benefit of $7.1 million in the six months ended June 29, 2008 compared to a tax expense in the six months ended July 1, 2007 of $6.5 million. In the three months ended July 1, 2007, we incurred income tax expense of $6.5 million primarily due to the FIN48 position taken related to the sale of our equity method investment in AAG.

Liquidity and Capital Resources

  Cash Flows

  Operating activities

        In the three months ended June 29, 2008, net cash used in operations was $13.0 million, primarily as a result of an increase in working capital requirements, driven by higher accounts receivable and inventories, partially offset by an increase in accounts payable. The increases were due in part to increases in base metal pricing. In the three months ended July 1, 2007, net cash from operations was $0.3 million, primarily as a result of dividend received from AAG, partially offset by higher inventories and lower accrued expenses.

        In the six months ended June 29, 2008, net cash used in operations was $49.4 million, primarily as a result of a seasonal increase in working capital requirements, driven by higher accounts receivable and prepaids and other assets, partially offset by higher accounts payable. In the six months ended July 1, 2007, net cash used in operations was $42.1 million, primarily as a result of increases in accounts receivable and inventories, partially offset by higher accounts payable.

  Investing activities

        In the three months ended June 29, 2008, cash from investing was $10.0 million, primarily as a result of sales of property, plant and equipment of $21.8 million, partially offset by capital expenditures of $11.8 million. In the three months ended July 1, 2007, net cash from investing was $142.0 million, primarily as a result of the sale of our equity method investment in AAG, which generated proceeds of $151.2 million, partially offset by capital expenditures of $9.2 million.

        In the six months ended June 29, 2008, cash from investing was $0.2 million, primarily as a result of sales of property, plant and equipment of $22.6 million, pursuant to sale-leaseback transactions involving our City of Industry, California plant, and equipment at our Connersville, Indiana plant, partially offset by capital expenditures of $22.4 million. In the six months ended July 1, 2007, net cash from investing was $135.1 million, primarily as a result of the sale of our equity method investment in AAG, which generated proceeds of $151.2 million, net of transaction costs, partially offset by capital expenditures of $16.1 million.

  Financing activities

        In the three months ended June 29, 2008, cash from financing activities was $4.3 million, as a result of the receipt of a term loan of $15.0 million from an affiliate of Sun Capital Partners, partially offset by revolver repayments of $9.4 million and debt issuance costs of $1.0 million.

        In the three months ended June 1, 2007, cash used in financing activities was $143.4 million. During the period, we made a distribution to shareholders of $76.6 million and used $75.5 million to repurchase 11 1/2% Notes with a face value of $71.9 million. Proceeds from the sale of our equity method investment in AAG were used for the distribution to shareholders and the repurchase of 11 1/2% Notes, in accordance with the terms of the indenture governing the 11 1/2% Notes. Net revolver borrowings were $9.1 million during the period.

        In the six months ended June 29, 2008, cash from financing activities was $44.0 million, as a result of revolver borrowings of $30.7 million and borrowings of $15.0 million under a term loan from an affiliate of Sun Capital Partners.

        In the six months ended June 1, 2007, cash used in financing activities was $101.4 million. During the period, we made a distribution to shareholders of $76.6 million and used $75.5 million to repurchase 11 1/2% Notes with a face value of $71.9 million. Proceeds from the sale of our equity method investment in AAG were used for the distribution to shareholders and the repurchase of 11 1/2% Notes, in accordance with the terms of the indenture governing the 11 1/2% Notes. Net borrowings under the revolving credit facility were $51.4 million during the period.

        The primary sources of liquidity for our business are cash flow generated from operations and borrowings under our revolving credit facility. We expect that our principal uses of cash will be debt service requirements, working capital and capital expenditures.

  Debt and Commitments

        We have significant debt service obligations. As of June 29, 2008, we had outstanding $319.7 million in aggregate indebtedness, with an additional $54.2 million of borrowing capacity available under our revolving credit facility, net of $8.0 million of outstanding letters of credit, which reduce availability. Our liquidity requirements are significant, primarily due to debt service requirements and the cyclicality of our business. Our cash interest payments for the three months ended June 29, 2008 were $1.9 million.

  Revolving Credit Facility

        The revolving credit facility provides for a first-priority secured five-year asset-based revolving credit facility in an aggregate principal amount of up to $200.0 million, all of which is available in the form of loans denominated in U.S. dollars to Indalex Holding Corp. and up to $80.0 million of which is available as a revolving credit sub-facility in the form of loans denominated in Canadian dollars and loans denominated in U.S. dollars to Indalex Limited or bankers' acceptances denominated in Canadian dollars, subject in each case to the borrowing base limitations described below. Up to an aggregate of $30.0 million will be available to Indalex Holding Corp., Indalex Limited and subsidiaries of Indalex Holding Corp., to the extent that Indalex Holding Corp. or Indalex Limited is a co-applicant, for the issuance of letters of credit. As of June 29, 2008, we had $98.2 million of borrowings under the revolving credit facility, which bore interest at a weighted average rate of 5.1%.

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

        On May 21, 2008, we and certain of our subsidiaries entered into an Amended and Restated Credit Agreement, dated as of May 21, 2008 (the "Amended Credit Agreement"), with JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders party thereto, pursuant to which the lenders party thereto consented to various amendments to the credit agreement governing the revolving credit facility. The amendments provide for the following, without limitation:

  1.
  a $15.0 million non-amortizing term loan to be made by Sun Indalex Finance, LLC, an affiliate of the equity sponsor of the Company (the "Initial Term Loan");

  2.
  a $15.0 million non-amortizing incremental term loan, to be provided by affiliates of the Company in their sole discretion with substantially the same terms as the Initial Term Loan (together with the Initial Term Loan, the "Term Loans"); and

  3.
  an increase in the amount of real estate sales permitted as sale-leaseback transactions from $5.0 million to $20.0 million.

  Term Loan

        On May 21, 2008, we borrowed $15.0 million from an affiliate of our equity sponsor under the Initial Term Loan. The Initial Term Loan matures on the same date as our revolving credit facility on February 2, 2011.

        The Initial Term Loan bears interest, at our option, at a rate per annum equal to (i) LIBOR plus 7.50% or (ii) the Base Rate (as defined in the Amended Credit Agreement) plus 6.50%, with an additional 0.75% margin if average excess availability falls below $35.0 million, with a LIBOR floor of 3.25% and a Base Rate floor of 4.25%. The Initial Term Loan is guaranteed by the guarantors of the revolving loans under Amended Credit Agreement. Borrowings under the Initial Term Loan is secured by the same first-priority lien that secures the revolving loans, but will be subject to a collateral proceeds waterfall such that lenders under the Initial Term Loan will receive proceeds of the collateral only when the lenders under the revolving loan lenders are repaid in full. The Initial Term Loan will mature on February 2, 2011 and may be voluntarily prepaid if the Company meets certain liquidity tests. The proceeds of the Initial Term Loan were used to reduce outstanding revolving loans under the Amended Credit Agreement and to pay fees and expenses in connection therewith.

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

        The collateral under the security documents includes the capital stock of the following companies: Indalex Holding Corp., Indalex Inc., Indalex Limited, Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. In accordance with the collateral cutback provision, the collateral securing the 11 1/2% Notes and the related guarantees includes shares of capital stock only to the extent that the applicable value of such capital stock, determined on an entity-by-entity basis, is less than 20% of the principal amount of the 11 1/2% Notes outstanding. The applicable value of the capital stock of any entity is deemed to be the greatest of its par value, book value or market value. The book value and market value of the capital stock of Indalex Inc. and the market value of the capital stock of Indalex Holding Corp. exceeded 20% of the principal amount of the 11 1/2% Notes as of June 29, 2008. As a result, the pledge of the capital stock of these entities with respect to the 11 1/2% Notes is limited to capital stock of each such entity with an applicable value of less than 20% of the principal amount of the 11 1/2% Notes, or $39.6 million.

        The capital stock of the following companies does not constitute collateral under the security documents: Indalex UK Limited, Indalex Holdings (B.C.) Ltd., 6326765 Canada Inc., Novar Inc. and Asia Aluminum Group Ltd.

        As of June 29, 2008, the book value of each company whose capital stock constitutes collateral under the security documents is as follows:

  •
  Indalex Holding Corp.—($23.9) million.

  •
  Indalex Inc.—$60.6 million.

  •
  Indalex Limited—$58.7 million, of which 65%, or $38.2 million, constitutes collateral under the terms of the security documents.

  •
  Dolton Aluminum Company, Inc.—$0 million.

  •
  Caradon Lebanon Inc.—$0 million.

        In the case of Indalex Inc., the applicable value of the capital stock that constitutes collateral under the security documents is limited to less than $39.6 million under the collateral cutback provision.

        The Company determined the book value of each company whose capital stock constitutes collateral under the security documents based on the book value of the equity securities of each such company as carried on the Company's balance sheet as of June 29, 2008 prepared in accordance with U.S. GAAP.

        Management estimated that the market value of the capital stock of Indalex Limited as of June 29, 2008 was $23.2 million, of which 65%, or $15.1 million, constitutes collateral under the terms of the security documents. The market value of the capital stock of each of Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. is zero because there are no assets held by these entities.

        The portion of the capital stock of Indalex Holding Corp. and the subsidiaries constituting collateral securing the 11 1/2% Notes and the related guarantees may decrease or increase as the applicable value of such capital stock changes. As long as the applicable value of the capital stock of each of Indalex Holding Corp. and Indalex Inc. exceeds 20% of the principal amount of the 11 1/2% Notes, the value of the capital stock of each of those entities securing the 11 1/2% Notes and related guarantees will not change. If the applicable value of the capital stock of either Indalex Holding Corp. or Indalex Inc. falls below 20% of the principal amount of the 11 1/2% Notes, 100% of the capital stock of that entity will secure the 11 1/2% Notes and related guarantees. As long as the applicable value of 65% of the capital stock of Indalex Limited is less than 20% of the principal amount of the 11 1/2% Notes, 65% of the capital stock of Indalex Limited will secure the 11 1/2% Notes and the related guarantees. If the applicable value of 65% of the capital stock of Indalex Limited exceeds 20% of the aggregate principal amount of the 11 1/2% Notes, the value of the capital stock of Indalex Limited securing the 11 1/2% Notes and the related guarantees will be limited to less than 20% of the aggregate principal amount of the 11 1/2% Notes. As long as the applicable value of the capital stock of each of Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. is less than 20% of the principal amount of the 11 1/2% Notes, 100% of the capital stock of each of those entities will secure the 11 1/2% Notes and related guarantees. If the applicable value of the capital stock of Dolton Aluminum Company, Inc. or Caradon Lebanon Inc. exceeds 20% of the aggregate principal amount of the 11 1/2% Notes, the value of the capital stock of that entity securing the 11 1/2% Notes and related guarantees will be limited to less than 20% of the aggregate principal amount of the 11 1/2% Notes.

        As of June 29, 2008, the book value of capital stock, as a percentage of the principal amount of the 11 1/2% Notes, of each entity whose capital stock constitutes collateral exceeding 10% of the principal amount of the 11 1/2% Notes was as follows:

  •
  Indalex Inc.—ratio of (i) book value of Indalex Holding Corp.'s investment in Indalex Inc. ($60.6 million) to (ii) principal amount of 11 1/2% Notes ($198.1 million) equals 30.6%.

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

        As of June 29, 2008, the net book value of the capital stock securing the 11 1/2% Notes was $60.7 million and the book value of all other property and assets securing the 11 1/2% Notes was $244.7 million.

  Capital expenditures

        We made $22.4 million in capital expenditures in the six months ended June 29, 2008. Our spending was for dies, quality and efficiency projects and replacement projects, and included $10.5 million related to an expansion at our Connersville, Indiana plant.

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

  Contractual obligations summary

        The following table reflects our contractual obligations and commitments as of June 29, 2008.

  Contractual Obligations and Commitments by Fiscal Year

        (in millions)

	Total	Remainder of 2008	2009-2010	2011-2012	Beyond 2012
Letters of credit	$8.0	—	—	—	$8.0
Term loan	15.0	—	—	$15.0	—
Revolving credit facility	98.2	—	—	98.2	—
Operating leases	54.9	$2.3	$7.3	5.2	40.1
Capital leases	5.0	0.9	3.1	1.0	—
Finance obligation	7.3	0.9	4.4	2.0	—
Purchase obligations	209.8	160.6	48.8	0.4	—
Long-term debt	198.1	—	—	—	198.1
Fixed interest payments	136.7	11.4	45.6	45.6	34.1

Total	$733.0	$176.1	$109.2	$167.4	$280.3

        The table above does not reflect variable rate interest payments on our revolving credit facility. Based on the weighted average interest rate of 5.1% and outstanding borrowings of $98.2 million as of June 29, 2008, our annual variable interest rate payments would be $5.0 million.

        The Company has uncertain tax benefits of $18.9 million as of June 29, 2008. Uncertain tax benefits are excluded from the table since we are unable to estimate the timing of payments.

        During the three months ended June 29, 2008, we entered into real estate sale-leaseback transactions with respect to property at our City of Industry, California and an equipment sale-leaseback transaction with respect to an extrusion press handling system at our Connersville, Indiana facility. We intend to apply the aggregate of $20.9 million of proceeds as provided in the indenture governing Indalex Holding Corp.'s 11 1/2% Second-Priority Senior Secured Notes due 2014 to purchase non-working capital assets within one year from the dates of the respective transactions. Of this amount, $3.2 million is included in purchase obligations payable within one year of June 29, 2008 in the table above.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On May 6, 2008, Indalex Holdings Finance, Inc. granted options to purchase 2,500 shares of its non-voting common stock to Patrick Lawlor, our Chief Financial Officer, and options to purchase 5,000 shares of its non-voting common stock to John R. Bagnuolo, our Chief Operations Officer. The options were granted under our 2006 Stock Option Plan and did not involve any cash payment from the optionees. The option grants were exempt from registration under Rule 701 promulgated under the Securities Act of 1933, as amended, as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of Indalex Holding Corp. and Holdings during the three months ended June 29, 2008.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The list of exhibits in the Exhibit Index to this quarterly report on Form 10-Q is incorporated by reference herein.

 SIGNATURES

        The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2008.

Indalex Holdings Finance, Inc.
By:	/s/ TIMOTHY R.J. STUBBS Timothy R.J. Stubbs
Its:	President and Chief Executive Officer
By:	/s/ PATRICK LAWLOR Patrick Lawlor
Its:	Chief Financial Officer

 EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Indalex Holdings Finance, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
3.2	By-laws of Indalex Holdings Finance, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-138178, filed on October 24, 2006).
10.1	Employment offer letter for John R. Bagnuolo dated April 10, 2008 (incorporated by reference to the Company's Form 8-K, File No. 333-138178, filed on May 2, 2008).
10.2
Amended and Restated Credit Agreement, dated as of May 21, 2008, among Indalex Holdings Finance, Inc., Indalex Holding Corp., Indalex Limited, the subsidiaries of Indalex Holding Corp. party thereto, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to the Company's Form 8-K, File No. 333-138178, filed on May 23, 2008).
10.3
Amended and Restated Domestic Security Agreement, dated May 21, 2008, among Indalex Holdings Finance, Inc., Indalex Holding Corp., the Subsidiary Parties identified therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to the Company's Form 8-K, File No. 333-138178, filed on May 23, 2008).
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

QuickLinks

TABLE OF CONTENTS
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED BALANCE SHEETS As of June 29, 2008 and December 31, 2007 (Dollars in thousands, except per share amounts) (Unaudited)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED STATEMENTS OF INCOME For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007 (Dollars in thousands) (Unaudited)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007 (Dollars in thousands) (Unaudited)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007 (Dollars in thousands) (Unaudited)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007 (Dollars in thousands) (Unaudited)
INDALEX HOLDINGS FINANCE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007 (Dollars in thousands) (Unaudited)
INDALEX HOLDINGS FINANCE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Periods January 1, 2008 through June 29, 2008 and January 1, 2007 through July 1, 2007 (Dollars in thousands) (Unaudited)
Indalex Consolidated Balance Sheet—Guarantor and Non-Guarantor As of June 29, 2008 (Successor)
Indalex Consolidated Balance Sheet—Guarantor and Non-Guarantor As of December 31, 2007 (Successor)
Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor For the Period March 31, 2008 through June 29, 2008 (Successor)
Indalex Consolidated Statement of Cash Flow—Guarantor and Non-Guarantor For the period March 31, 2008 through June 29, 2008 (Successor)
Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor For the Period April 2, 2007 to July 1, 2007 (Successor)
Indalex Consolidated Statement of Cash Flows—Guarantor and Non-Guarantor For the Period April 2, 2007 to July 1, 2007 (Successor)
Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor For the Period January 1, 2008 through June 29, 2008 (Successor)
Indalex Consolidated Statement of Cash Flow—Guarantor and Non-Guarantor For the Period January 1, 2008 through June 29, 2008 (Successor)
Indalex Consolidated Statement of Income—Guarantor and Non-Guarantor For the Period January 1, 2007 to July 1, 2007 (Successor)
Indalex Combined Statement of Cash Flows—Guarantor and Non-Guarantor For the Period January 1, 2007 to July 1, 2007 (Successor)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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