Form 10-Q
period 2008-09-28
INDALEX HOLDINGS FINANCE INC
filed 2008-11-13
CIK 1351667

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☐ No ☒

        The Company is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports which would have been required of the Company during the past 12 months had it been subject to such provisions.

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

        The number of shares of the registrant's common stock outstanding as of October 31, 2008 was 1,000,024.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

As of September 28, 2008 and December 31, 2007

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 28, 2008	December 31, 2007
	(Successor)	(Successor)
ASSETS
Current Assets:
Cash and cash equivalents	$2,250	$7,919
Accounts receivable, less allowance of $4,602 in 2008 and $3,862 in 2007	111,270	83,288
Receivable from suppliers	11,197	5,241
Refundable income taxes	820	—
Inventories	51,662	58,265
Prepaid expenses and other current assets	8,388	10,407
Assets held for sale	3,212	—
Deferred income taxes	6,921	5,434

Total current assets	195,720	170,554
Property, plant, and equipment, net	167,157	192,391
Other intangibles, net	57,800	64,306
Deferred financing costs	8,734	9,563
Other assets	3,240	2,604

Total assets	$432,651	$439,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$75,317	$69,125
Payable to affiliates	17	—
Income taxes payable	108	271
Accrued expenses and other current liabilities	30,641	35,206
Accrued interest	4,556	10,160
Capital lease obligation	1,366	1,563
Finance obligation	1,468	—
Revolver borrowings	98,965	67,500

Total current liabilities	212,438	183,825
Notes payable to affiliates	15,000	—
Other liabilities	39,963	40,767
Capital lease obligation	2,852	3,662
Finance obligation	4,040	—
Long-term debt	196,374	196,138
Deferred income taxes	1,654	6,191

Total liabilities	472,321	430,583

Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Common stock ($.001 par value per share). Authorized shares 2,900,000. Issued and outstanding 1,000,114	1	1
Additional paid-in capital	35,607	35,124
Treasury stock, 90 shares at $111.11 per share	(10)	(10)
Accumulated deficit	(80,034)	(30,874)
Accumulated other comprehensive income	4,766	4,594

Total stockholders' equity (deficit)	(39,670)	8,835

Total liabilities and stockholders' equity (deficit)	$432,651	$439,418

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(Successor)	(Successor)	(Successor)	(Successor)
Net sales	$238,878	$274,902	$754,332	$870,930
Costs and expenses:
Cost of sales	229,104	256,496	724,554	820,324
Selling, general, and administrative	9,849	12,522	36,136	39,450
Management fees to affiliates	250	250	749	819
Amortization of intangible assets	2,111	2,565	6,506	7,694
Other (income) expense	(1,002)	1,249	(1,384)	1,896
Restructuring charges	652	397	7,242	2,484
Impairment of long-lived assets	489	593	9,238	816
(Gain) loss on disposal of assets	88	(121)	(496)	(1)
Mark-to-market on derivatives	3,240	6,002	954	5,086

Total costs and expenses	244,781	279,953	783,499	878,568

Loss from operations	(5,903)	(5,051)	(29,167)	(7,638)
Other income (expense):
Interest to affiliates, net	(371)	—	(546)	—
External interest expense	(7,928)	(8,157)	(23,281)	(27,864)
Deferred financing costs	(607)	(525)	(1,852)	(1,737)
Interest income	74	25	140	398
Gain (loss) on redemption of notes	—	9	—	(7,140)
Income from equity method investment in AAG	—	—	—	8,937
Gain (loss) on sale of equity method investment in AAG	—	(19)	—	51,223

Income (loss) before income taxes	(14,735)	(13,718)	(54,706)	16,179
Income tax provision (benefit)	1,573	(407)	(5,546)	6,115

Net income (loss)	$(16,308)	$(13,311)	$(49,160)	$10,064

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(Successor)	(Successor)	(Successor)	(Successor)
Net income (loss)	$(16,308)	$(13,311)	$(49,160)	$10,064
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	7,472	8,657	24,036	25,618
Amortization of intangible assets	2,111	2,565	6,506	7,694
Amortization of deferred financing costs	607	525	1,852	1,737
Amortization of bond discount	79	79	237	294
(Gain) loss on disposal of assets	88	(121)	(496)	(1)
Impairment of long-lived assets	489	593	9,238	816
Other	(2)	—	(3)	73
Income from equity method investment in AAG	—	—	—	(8,937)
Dividends from equity method investment in AAG	—	—	—	5,895
(Gain) loss on sale of equity method investment in AAG	—	19	—	(51,223)
(Gain) loss on redemption of notes	—	(9)	—	7,140
Stock-based compensation	145	192	483	594
Deferred income taxes	1,454	(1,955)	(5,453)	3,450
Changes in operating assets and liabilities:
Accounts receivable	18,488	23,177	(29,650)	(6,563)
Inventories	2,199	8,750	5,492	(19,969)
Prepaids and other assets	9,940	2,637	(4,760)	4,648
Income taxes payable/refundable	104	506	(978)	(1,039)
Checks issued in excess of bank balance	(953)	7,688	—	7,688
Accounts payable	(6,592)	(16,759)	7,618	(5,925)
Accrued expenses and other liabilities	(18,260)	(10,808)	(13,482)	(11,702)
Payable to affiliates	(158)	—	17	—

Net cash from operating activities	903	12,425	(48,503)	(29,648)

Cash flows from investing activities
Capital expenditures	(6,301)	(9,489)	(28,653)	(25,577)
Proceeds from sales of property, plant and equipment	4,966	139	27,559	129
Proceeds (transaction costs) from sale of equity method investment in AAG	—	(19)	—	151,215

Net cash from investing activities	(1,335)	(9,369)	(1,094)	125,767

Cash flows from financing activities
Dividends and distributions	—	—	—	(76,627)
Payments on capital lease obligation	(321)	(313)	(1,019)	(928)
Payments on finance obligation	(544)	—	(544)	—
Revolver borrowings (repayments)	998	(5,433)	31,744	45,955
Loan from affiliate	—	—	15,000	—
Redemption of notes	—	—	—	(75,542)
Debt issuance costs	(14)	—	(1,023)	—

Net cash from financing activities	119	(5,746)	44,158	(107,142)

Effect of changes in foreign exchange rates on cash	(350)	1,239	(230)	826

Net change in cash and cash equivalents	(663)	(1,451)	(5,669)	(10,197)
Cash and cash equivalents
Beginning of period	2,913	2,411	7,919	11,157

End of period	$2,250	$960	$2,250	$960

Supplemental cash flow information:
Cash paid for interest	$14,171	$14,407	$29,177	$36,257
Cash paid for income taxes	7	1,030	835	3,685

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Successor balance, January 1, 2008	$1	$35,124	$(10)	$(30,874)	$4,594	$8,835
Net loss	—	—	—	(49,160)	—	(49,160)
Stock-based compensation	—	483	—	—	—	483
Translation adjustment	—	—	—	—	172	172

Successor balance, September 28, 2008	$1	$35,607	$(10)	$(80,034)	$4,766	$(39,670)

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Successor balance, January 1, 2007	$1	$110,665	$(10)	$(23,898)	$2,640	$89,398
Net income	—	—	—	10,064	—	10,064
Dividends and distributions	—	(76,627)	—	—	—	(76,627)
Stock-based compensation	—	594	—	—	—	594
Translation adjustment	—	—	—	—	1,285	1,285

Successor balance, September 30, 2007	$1	$34,632	$(10)	$(13,834)	$3,925	$24,714

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(Successor)	(Successor)	(Successor)	(Successor)
Net income (loss)	$(16,308)	$(13,311)	$(49,160)	$10,064
Translation adjustment	83	1,313	172	1,285

Comprehensive income (loss)	$(16,225)	$(11,998)	$(48,988)	$11,349

See accompanying notes to consolidated financial statements.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

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

        The consolidated financial statements have been prepared by management and have not been audited by the Company's external auditors. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 28, 2008, and the results of operations and cash flows for the periods January 1, 2008 through September 28, 2008 and January 1, 2007 through September 30, 2007. The results of operations and cash flows for the period January 1, 2008 through September 28, 2008 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. The financial information as of September 28, 2008 should be read in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on March 31, 2008.

        On February 2, 2006, Indalex Holding Corp. acquired (the "Indalex Holdings acquisition"), Indalex Inc. and Indalex Limited, wholly owned subsidiaries of Honeywell International, Inc. ("Honeywell"). Indalex Holding Corp. is a holding company that is a wholly-owned direct subsidiary of Indalex Holdings Finance, Inc. (together with its predecessors, the "Company"), which is beneficially owned by affiliates of Sun Capital Partners, Inc., certain other investors and members of the Company's management team. Honeywell had previously acquired (the "Honeywell acquisition") the former parent company, Novar plc ("Novar"), on March 31, 2005. Both the Indalex Holdings and the Honeywell acquisitions were accounted for under purchase accounting. The financial statements presented after the Indalex Holdings acquisition are referred to as the "Successor."

        The Company reports its interim results on a 4-4-5 accounting calendar, therefore, the ending date for a period typically differs from a calendar month end. The consolidated financial statements for the third quarter 2008 are those for the 13-week period ended September 28, 2008.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

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
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs that are derived principally from or corroborated by observable market data by correlation or other means or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability based on the Company's own assumptions

        Derivative contracts are valued using quoted market prices and significant other observable inputs. Such financial instruments consist of aluminum, foreign currency and interest rate contracts. The fair value of aluminum and foreign currency contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such these derivative instruments are classified within level 2 of the fair value hierarchy. Interest rate swaps do not have observable market quotes. For these financial instruments, management uses valuations derived from models of financial institutions. The models are based on observable inputs for forward interest rates and discount rates. As such these derivative instruments are classified within level 2 of the fair value hierarchy. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 28, 2008:

September 28, 2008
Assets:
Commodity futures contracts	$1,385
Liabilities:
Interest rate swaps	1,078

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance had no impact on the Company's consolidated financial position and results of operations.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The implementation of this standard will have no impact on the Company's consolidated financial position and results of operations.

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

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14-1, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of FSP APB 14-1 will have no impact on the Company's consolidated financial position and results of operations.

        In May 2008, the FASB issued SFAS No. 163 "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" (SFAS No. 163). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS No. 163 is effective for fiscal

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

years beginning after December 15, 2008. The implementation of SFAS No. 163 will have no impact on the Company's consolidated financial position and results of operations.

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

        In September 2008, the FASB issued FSP 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will have no impact on the Company's consolidated financial position and results of operations.

        In September 2008, the FASB ratified EITF Issue No. 08-5, "Issuer's Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement" (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The implementation of this standard will have no impact on the Company's consolidated financial position and results of operations.

        In October 2008, the FASB issued FSP 157-3 "Determining Fair Value of a Financial Asset in a Market That Is Not Active" (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard had no impact on the Company's consolidated financial position and results of operations.

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

January 1, 2007 to May 15, 2007
Successor
Sales	$342,167
Gross profit	62,321
Net income	33,678
Current assets	576,417
Current liabilities	665,984
Non-current liabilities	38
Total assets	1,024,008
Stockholders' equity	357,986
Retained earnings	277,726

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 4—INTANGIBLE ASSETS

        As part of the Indalex Holding acquisition, identifiable intangible assets were recorded. The identifiable intangible assets are being amortized on a declining balance method. The useful lives range from seven to fifteen years. The table below summarizes the identified intangible assets and annual amortization expense.

	September 28, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$68,258	$(21,900)	$46,358	$68,258	$(16,824)	$51,434
Indalex trademark	17,000	(5,558)	11,442	17,000	(4,128)	12,872

Total	$85,258	$(27,458)	$57,800	$85,258	$(20,952)	$64,306

        Future amortization expense is as follows:

Year Ending December 31,
Remainder of 2008	$1,567
2009	$7,316
2010	$6,860
2011	$6,449
2012	$6,449

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 5—RESTRUCTURING AND IMPAIRMENT CHARGES

        On April 23, 2008, the Company announced the closure of its aluminum extrusion facility in Modesto, California. The facility ceased operations in July 2008. As a result of the closure, the Company recorded expense of $932 comprised of $556 in severance and related costs resulting from the termination of 111 people, and $376 of other exit costs during the nine months ended September 28, 2008. During the quarter ended September 28, 2008, the Company recorded expense of $317 for other exit costs. In addition, the Company recorded an impairment on long-lived assets of $2,525 during the nine months ended September 28, 2008 based on the appraised values of the assets expected to be disposed. The Company recorded an impairment on long-lived assets of $440 during the quarter ended September 28, 2008.

        On January 9, 2008, the Company announced the closure of its aluminum extrusion facility located in Girard, Ohio. The facility ceased operations in March 2008. As a result of the closure, the Company recorded expense of $3,400 comprised of $2,932 in severance and related costs resulting from the termination of 250 people, and $468 of other exit costs during the nine months ended September 28, 2008. During the quarter ended September 28, 2008, the Company recorded expense of $64 comprised of $8 in severance and related costs and $56 of other exit costs. On March 19, 2008, the Company announced the closure of its aluminum extrusion facility located in Niles, Ohio. The facility ceased operations in April 2008. As a result of the closure, the Company recorded an impairment on long-lived assets of $446 during the nine months ended September 28, 2008 based on the appraised values of the assets expected to be disposed. During the nine months ended September 28, 2008, the Company recorded expense of $166 comprised of $100 of severance and related costs resulting from the termination of 37 people, and $66 of other exit costs. The Company recorded expense of $24 related to other exit costs during the quarter ended September 28, 2008.

        In January 2008, the Company initiated an overhead restructuring program. During the nine months ended September 28, 2008, the Company recorded expense of $1,613 in severance and related costs resulting from the termination of 48 people. The Company recorded expense of $165 in severance and related costs during the quarter ended September 28, 2008.

        On January 5, 2007, the Company announced the closure of its aluminum extrusion facility located in Watsonville, California. The facility ceased operations in June 2007. During the nine months ended September 28, 2008, the Company recorded expense of $1,127 comprised of $86 for severance and related costs and $1,041 for other exit costs. During the quarter ended September 28, 2008, the Company recorded expense of $147 comprised of $6 for severance and related costs and $141 for other exit costs. The cumulative expense resulting from the closure is $1,406 for severance and related costs resulting from the termination of 99 people and $1,881 for other exit costs.

        During the quarter ended September 28, 2008, the Company reduced expense by $79 related to a restructuring program initiated in 2006.

        During the nine months ended September 28, 2008, the Company recorded expense of $83 related to a restructuring program initiated in 2004. The Company recorded expense of $14 during the quarter ended September 28, 2008.

        On June 30, 2008, the Company entered into a real estate sale-leaseback transaction with respect to the property at the Company's Connersville, Indiana facility. The purchase price of the property was

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 5—RESTRUCTURING AND IMPAIRMENT CHARGES (Continued)

$4,988. As a result of the transaction the Company recorded an impairment on long-lived assets of $6,267 during the nine months ended September 28, 2008. The Company recorded an impairment on long-lived assets of $49 during the quarter ended September 28, 2008.

        The following table summarizes the status of the Company's total restructuring costs. The restructuring accrual is included in other current liabilities within the consolidated balance sheet.

	Severance Costs	Exit Costs	Total
Balance of restructuring accrual at December 31, 2007	$1,175	$16	$1,191
January 1-September 28, 2008 charges	5,291	1,951	7,242
January 1-September 28, 2008 usage	(4,434)	(1,967)	(6,401)

Balance of restructuring accrual at September 28, 2008	$2,032	$—	$2,032

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

        As of September 28, 2008, the Company had 378 contracts to purchase 56.8 million pounds of aluminum at prices per pound between $1.10 and $1.54 (actual). These purchase contracts are scheduled to mature between October 2008 and June 2011, and the notional amount was $73,165. As of September 28, 2008, the Company had 16 contracts to sell 54.9 million pounds of aluminum at prices between $1.08 and $1.15 (actual). These sales contracts are scheduled to mature between October 2008 and December 2008, and the notional amount was $61,184. As of September 28, 2008, the unrealized gains related to these derivatives are recorded within other current assets in the amount of $1,385. The statement of operations reflects a loss of $1,057 for the period ended September 28, 2008.

        As of December 31, 2007, the unrealized losses related to these derivatives are recorded within other current liabilities in the amount of $175. The statement of operations reflects a loss of $4,473 for the period ended September 30, 2007.

        The Company transacts business in foreign currencies, giving rise to foreign exchange rate risk. The purpose of the Company's foreign currency hedging activity is to protect the Company from the risk that the eventual U.S. Dollar net cash outflows resulting from foreign purchases or net cash inflows denominated in foreign currency, will be adversely affected by the changes in exchange rates. During the period ended September 28, 2008, the Company entered into contracts to buy Canadian Dollars and Swedish Krona. All such contracts were settled as of September 28, 2008. The statement of operations reflects a loss of $152 for the period ended September 28, 2008, which includes a loss of $101 in other expense.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 6—DERIVATIVE INSTRUMENTS (Continued)

        As of December 31, 2007, the unrealized gains related to these derivatives are recorded within other current assets in the amount of $155. The statement of operations reflects a loss of $45 for the period ended September 30, 2007.

        The Company's short-term debt consists of a revolving credit facility providing for borrowings up to $200.0 million. (See Note 10.) In order to manage the mix of fixed and floating rates in its revolving credit facility, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from short-term LIBOR-based variable rate payments to fixed-rate payments for a portion of its total revolver balance. As of September 28, 2008, the Company had three interest rate swap contracts with a weighted average fixed rate of 5.11%. The contracts are scheduled to mature between July 2009 and September 2009, and the notional amount was $57,500. As of September 28, 2008, the unrealized losses related to these derivatives are recorded within other current liabilities in the amount of $1,078. The statement of operations reflects a gain of $154 for the period ended September 28, 2008.

        As of December 31, 2007, the unrealized losses related to these derivatives are recorded within other current liabilities in the amount of $1,232. The statement of operations reflects a loss of $568 for the period ended September 30, 2007.

NOTE 7—AFFILIATE TRANSACTIONS

        On May 21, 2008, the Company entered into a term loan agreement with an affiliate of Sun Capital Partners, Inc. providing for borrowings up to $15.0 million. See Note 10. During the period ended September 28, 2008, the Company incurred $546 of interest expense related to the term loan. The Company also incurred $150 in fees for executing the term loan. These expenses are included in deferred financing costs in the consolidated statement of operations.

        During the periods ended September 28, 2008 and September 30, 2007, the Company incurred management fees of $749 and $819, respectively, to an affiliate of Sun Capital Partners, Inc. for operational management, debt financing support and corporate governance. An affiliate of Sun Capital Partners, Inc. charges its fees to affiliates proportionately based on a percentage of EBITDA.

NOTE 8—INVENTORIES

        Inventories consisted of the following:

	September 28, 2008	December 31, 2007
	Successor	Successor
Raw materials	$29,545	$33,206
Work in process	2,826	2,172
Finished goods	25,315	26,551

	57,686	61,929
Less LIFO allowance	(6,024)	(3,664)

Total inventories	$51,662	$58,265

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 8—INVENTORIES (Continued)

        Inventory stated on the LIFO basis amounted to $19,189 at September 28, 2008 and $34,123 at December 31, 2007.

NOTE 9—OTHER LIABILITIES

        Other liabilities were comprised of the following:

	September 28, 2008	December 31, 2007
	Successor	Successor
Pension	$7,949	$10,314
Unrealized tax benefit	18,792	19,289
Environmental	1,184	1,608
Post-retirement benefits	3,826	3,868
Other post-retirement benefits	619	639
Deferred gain on sale-leaseback	3,441	—
Other	4,152	5,049

Total	$39,963	$40,767

NOTE 10—DEBT

        The Company has significant debt service obligations. A revolving credit facility consists of a first-priority secured five-year asset-based revolving credit facility providing for borrowings up to $200.0 million. In addition, to fund the purchase from Honeywell, the Company issued $270.0 million of 11 1/2% Notes on February 2, 2006, which mature in 2014. The bonds were recorded net of a discount of $3,437, which is amortized over the term of the bonds. On June 21, 2007 the Company repurchased Notes with a face value of $71,945 with proceeds from the sale of its investment in AAG. The Notes were redeemed at a 5% premium plus accrued interest. The face value of the Notes is $198,055 and the discount is $1,681 at September 28, 2008. On May 21, 2008, the Company entered into an amended and restated senior credit agreement which provides for an initial $15.0 million term loan from an affiliate of Sun Capital Partners, Inc. The amended and restated credit agreement also provides for an incremental term loan to be provided by affiliates of the Company in their sole discretion with substantially the same terms as the initial term loan.

  Revolving Credit Facility

        The revolving credit facility provides an aggregate principal amount of up to $200.0 million, all of which is available in the form of loans denominated in U.S. dollars to Indalex Holding Corp. and up to $80.0 million of which is available as a revolving credit sub-facility in the form of loans denominated in Canadian dollars and loans denominated in U.S. dollars to Indalex Limited or bankers' acceptances denominated in Canadian dollars, subject in each case to the borrowing base limitations described below. Up to an aggregate of $30.0 million will be available to Indalex Holding Corp., Indalex Limited and subsidiaries of Indalex Holding Corp., to the extent that Indalex Holding Corp. or Indalex Limited is a co-applicant, for the issuance of letters of credit. As of September 28, 2008, borrowings under the revolving credit facility bore interest at a weighted average rate of 5.02%.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 10—DEBT (Continued)

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

        The Company's obligations under the revolving credit facility are guaranteed on a first-priority secured basis by Indalex Holdings Finance, Inc. ("Holdings") and each domestic subsidiary of Indalex Holding Corp. The obligations of Indalex Limited under the Canadian revolving credit sub-facility will be guaranteed on a first-priority secured basis by Holdings, Indalex Holding Corp., each domestic subsidiary of Indalex Holding Corp. and certain foreign subsidiaries of Indalex Holding Corp., other than Indalex Limited.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 10—DEBT (Continued)

  •
  merge, consolidate or sell substantially all of the Company's assets;

  •
  make investments and acquire assets;

  •
  make certain payments on indebtedness;

  •
  amend certain material agreements;

  •
  issue certain preferred stock or similar equity securities; and

  •
  change the Company's fiscal year.

        Also, the credit agreement requires the Company to maintain compliance with a fixed charge coverage ratio if either an average borrowing availability over a three-calendar-month period (or twelve-calendar-week period, as the case may be) or actual borrowing availability for four consecutive business days falls below $25.0 million, or below $10.0 million net of the availability block.

        The Company was in compliance with the covenants for the period ended September 28, 2008.

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

        The Initial Term Loan bears interest, at the Company's option, at a rate per annum equal to (i) LIBOR plus 7.50% or (ii) the Base Rate (as defined in the Credit Agreement) plus 6.50%, with an additional 0.75% margin if average excess availability falls below $35.0 million, with a LIBOR floor of 3.25% and a Base Rate floor of 4.25%. The Initial Term Loan is guaranteed by the guarantors of the revolving loans under Credit Agreement. Borrowings under the Initial Terms Loans are secured by the same first-priority lien that secures the revolving loans, but will be subject to a collateral proceeds waterfall such that lenders under the Initial Term Loan will receive proceeds of the collateral only when the lenders under the revolving loan lenders are repaid in full. As a result, Sun Indalex Finance, LLC, which is an affiliate of the Company's equity sponsor, would be entitled to receive collateral proceeds only after the lenders under the revolving credit facility are paid in full, but before any collateral proceeds are distributed to the holders of the 11 1/2% Notes, any unsecured creditors or any equity holders. The Initial Term Loan will mature on February 2, 2011 and may be voluntarily prepaid if the Company meets certain liquidity tests. The proceeds of the Initial Term Loan were used to reduce outstanding revolving loans under the Credit Agreement and pay fees and expenses in connection therewith.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

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

        The indenture governing the 11 1/2% Notes, among other things, limits Indalex Holding Corp.'s ability and the ability of its restricted subsidiaries to: incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into sale/leaseback transactions; and merge, consolidate or sell substantially all of the Company's assets. These covenants are subject to important exceptions and qualifications. The Company was in compliance with the covenants for the period ended September 28, 2008.

        As of December 31, 2007 and September 28, 2008 affiliates of Sun Capital Partners owned 11 1/2% Notes with a face value of $10,124 and $39,824, respectively, that were purchased in transactions on the open market.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 10—DEBT (Continued)

the time of any determination, then such other reasonably comparable index which shall be designated by the Trustee.

Selection and Notice of Redemption

        If the Company is redeeming less than all the 11 1/2% Notes at any time, the Trustee will select the 11 1/2% Notes to be redeemed on a pro rata basis to the extent practicable.

        The Company will redeem 11 1/2% Notes of $1,000 or less in whole and not in part. The Company will cause notices of redemption to be mailed by first-class mail at least 30 but not more than 60 days before the redemption date to each Holder of 11 1/2% Notes to be redeemed at its registered address.

        If any 11 1/2% Note is to be redeemed in part only, the notice of redemption that relates to that 11 1/2% Note will state the portion of the principal amount thereof to be redeemed. The Company will issue a new 11 1/2% Note in a principal amount equal to the unredeemed portion of the original 11 1/2% Note in the name of the Holder upon cancellation of the original 11 1/2% Note. 11 1/2% Notes called for redemption become due on the date fixed for redemption. On and after the redemption date, interest ceases to accrue on 11 1/2% Notes or portions of them called for redemption.

        Mandatory Redemption; Offers to Purchase; Open Market Purchases

        The Company is not required to make any mandatory redemption or sinking fund payments with respect to the 11 1/2% Notes. However, the Company may be required to offer to purchase 11 1/2% Notes under certain circumstances, including if certain change of control events occur or pursuant to the "Limitation on Sales of Assets and Subsidiary Stock" covenant in the indenture, all pursuant to and subject to the conditions contained in the indenture. The Company may at any time and from time to time purchase 11 1/2% Notes in the open market or otherwise.

        As noted previously, on June 21, 2007 the Company repurchased $71,945 aggregate principal amount of 11 1/2% Notes at a 5% premium plus accrued interest. The offer to repurchase the 11 1/2% Notes was in accordance with the indenture as a result of the sale of the Company's investment in AAG.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 11—DEBT ISSUE COSTS

        As part of the transactions associated with the Indalex Holdings acquisition, the Company incurred $4.2 million and $12.6 million in debt issue costs for the Revolving Credit Facility and the 11 1/2% Notes, respectively. These costs are being amortized using the straight-line method over the life of the debt (5 years and 8 years, respectively).

        As indicated in Note 10, on June 21, 2007 the Company repurchased Notes with a face value of $71,945 with proceeds from the sale of its investment in AAG. As a result of the tender offer for the Notes, the Company expensed $2,757 of debt issue costs during the period ended September 30, 2007 that were being amortized over 8 years.

        The Company also incurred $1,023 in debt issue costs for the Term Loan. This included $150 of affiliated costs expensed during the period ended September 28, 2008. The remaining costs are being amortized using the straight-line method over the life of the debt, maturing on February 2, 2011.

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

        Net periodic pension costs for the plans include the following components:

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	Successor	Successor	Successor	Successor
Service cost	$76	$118	$228	$383
Interest cost	1,626	1,756	4,899	5,255
Expected return on assets	(1,594)	(1,772)	(4,792)	(5,137)
Amortization of unrecognized actuarial gain	(37)	(3)	(111)	(3)
Settlement gain	—	(52)	—	(149)

Net periodic benefit cost	$71	$47	$224	$349

        During the nine months ended September 30, 2007, the Company recognized a net settlement gain of $149 as a result of executing a wind-up of part of its Canadian pension plan.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic post-retirement benefit cost for the plans include the following components:

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	Successor	Successor	Successor	Successor
Service cost	$8	$8	$26	$25
Interest cost	61	60	182	181
Amortization of unrecognized actuarial gain	(8)	—	(25)	—
Recognized actuarial gain	—	—	—	(2)

Net periodic benefit cost	$61	$68	$183	$204

        The Company also participates in defined contribution and multi-employer pension plans. The contributions were $2,628 and $3,371 and the expense was $2,664 and $3,335 for the periods ended September 28, 2008 and September 30, 2007, respectively.

NOTE 13—COMMITMENTS AND CONTINGENCIES

        The Company has entered into several long-term contracts with metal suppliers to purchase aluminum billet. The price of billet is based primarily on the average Midwest Transaction price plus a fixed billet premium. The Midwest Transaction average changes monthly. The minimum purchase commitments as of September 28, 2008 are as follows:

Year Ending December 31	Amount
Remainder of 2008	$75,269
2009	33,686

Total commitments	$108,955

        The Company has also committed to purchasing natural gas. The commitments as of September 28, 2008 are as follows:

Year Ending December 31	Amount
Remainder of 2008	$3,149
2009	10,893
2010	7,015
2011	1,792

Total commitments	$22,849

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

        As of September 28, 2008, the Company has committed approximately $6,959 for the purchase of property and equipment related to incomplete projects.

        As of September 28, 2008, the Company has outstanding letters of credit commitments of $7,586 related to its general insurance coverage. The letters of credit expire after one year but renew automatically for another year unless the Company notifies the beneficiary at least ninety days prior to the expiration date.

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

Environmental obligations

        The Company established environmental reserves totaling $1,270 and $1,724 as of September 28, 2008 and December 31, 2007, respectively, of which $86 and $116 were included in current liabilities as of September 28, 2008 and December 31, 2007, respectively. Liabilities are recorded when environmental remedial efforts or damage claim payments are probable and the range of possible costs can be reasonably estimated. In those cases where an amount within the range is judged most likely to be incurred, that amount is recorded. Where no specific amount within the range of possible costs is considered more probable to be incurred than any other, the lower end of the range is typically used. Such liabilities are based on the Company's best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities and ranges are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company is subject to a wide variety of environmental laws including those governing air emissions, the generation, storage, handling, use and transportation of hazardous materials and employee health and safety. Costs of achieving compliance with environmental regulations are not included in the reserves, but instead are treated as operating items and expensed or amortized, as appropriate, based on the nature of the expenditure.

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

        The Company is responsible for the cleanup of a formerly owned property that a release of hazardous substances occurred. There is the possibility of a claim for natural resources damages at the site and it is likely that the Company will have an obligation to pay compensation for that damage if the claim is asserted. The amount of natural resource damages to be paid would be determined by a formula. Based on the application of that formula, the Company estimates the total liability ranges

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

from $500 to $1,850. Also, an additional $150 has been reserved to cover the costs of further groundwater monitoring at this site. The Company has recorded a reserve of $550 for this location.

        The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 or "CERCLA" with respect to which the Company's corporate predecessors sent waste materials. The Company settled its liability at one off-site location with a payment of $555 to Solvents Recovery Service of New England, Inc., during the three months ended September 28, 2008. There are approximately 18 remaining sites in which the Company has been identified as a PRP. Although the designation of an entity as a PRP is rarely withdrawn, the Company's inquiries and evaluations have led it to conclude that it has little or no liability at most of the remaining sites. For those sites where the Company is judged likely to share responsibility for cleanup and other costs, the Company has reserved a total of $30. The full range of aggregate potential liability at these sites is estimated to be from $5 to $555.

        The Company has installed groundwater-monitoring wells in one of its California facilities, and the Company performs semi-annual monitoring of those wells. Results to date indicate that a few constituents of materials used in the Company's processes are present in groundwater slightly above the selected screening criteria. However, this condition is very localized (within the boundaries of the Company's property), and the source of those constituents has been eliminated. In conjunction with the Regional Water Quality Control Board, the Company has agreed to continue to monitor the groundwater. Based on the results to date, no remediation is indicated. Management has established a reserve of $150 within a range of costs of $30 to $350 for this site.

        The Company is not currently a party to any judicial or administrative proceedings.

        The Company believes its reserves for environmental matters are adequate, based on the information currently available.

NOTE 14—LEASING ARRANGEMENTS

        The Company leases property, plant, and equipment under operating leases that expire at various dates through 2028. At September 28, 2008, future minimum lease payments under noncancelable operating leases with terms of one year or more are as follows:

Year Ending December 31	Amount
Remainder of 2008	$1,161
2009	3,940
2010	3,322
2011	2,704
2012	2,397
Thereafter	40,129

Total commitments	$53,653

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 14—LEASING ARRANGEMENTS (Continued)

        The Company leases an extrusion press in Canada and in Elkhart, Indiana. Both leases qualify as capital leases. As of September 28, 2008, future minimum lease payments, including the final buyout payment, are as follows:

Year Ending December 31	Amount
Remainder of 2008	$500
2009	1,646
2010	1,371
2011	579
2012	386

4,482
Amount representing interest	(264)

Present value of net minimum lease payments	4,218
Current portion	(1,366)

Long-term portion capital lease obligation	$2,852

        At September 28, 2008, the cost of the capital leases was $7,065 and accumulated depreciation was $4,303.

NOTE 15—SALE-LEASEBACKS

        On June 13, 2008, the Company entered into a real estate sale-leaseback transaction with NL Ventures VI Indalex, L.L.C. with respect to the property at the Company's City of Industry, California facility. NL Ventures VI Indalex, L.L.C. is not affiliated with the Company. The purchase price of the property was $15,000 generating a book gain of $3,485. The gain is deferred and recognized over the term of the operating lease, which began on June 13, 2008 and ends on June 30, 2028. On June 30, 2008, the Company amended this operating lease to include the property at the Company's Connersville, Indiana facility. The purchase price of the property was $4,988. As a result of the transaction the Company recorded an impairment on long-lived assets of $6,267 during the period ended September 28, 2008. The Company recorded an impairment on long-lived assets of $49 during the quarter ended September 28, 2008. The related operating lease began on June 30, 2008 and ends on June 30, 2028.

        On June 27, 2008, the Company entered into a sale-leaseback transaction with Vogen Funding, L.P. with respect to an extrusion press handling system located in Connersville, Indiana. The sale-leaseback was accounted for as a financing transaction in accordance with SFAS No. 98. The proceeds from this financing transaction were $6,028. The lease term is for 42 months commencing July 1, 2008, during which payments of $183 are required monthly. The Company has an option to extend the lease for 12 months at the end of the initial lease term, purchase the equipment at fair value which is guaranteed to be at least 7.5% of the original funded cost, or return the equipment which would result

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 15—SALE-LEASEBACKS (Continued)

in a return fee payable by the Company equal to 5.0% of the original funded cost. Two payments were made on June 27, 2008. As of September 28, 2008 future minimum lease payments are as follows:

Year Ending December 31	Amount
Remainder of 2008	$547
2009	2,196
2010	2,196
2011	2,013

6,952
Amount representing interest	(1,444)

Present value of net minimum lease payments	5,508
Current portion	(1,468)

Long-term portion finance obligation	$4,040

        At September 28, 2008 the cost of the equipment was $8,106 and accumulated depreciation was zero since the equipment is not yet in service.

NOTE 16—STOCK-BASED COMPENSATION

        Under the Company's stock option plan, certain employees of the Company were granted options to purchase shares of Indalex Holdings Finance, Inc. Stock options expire ten years from the date of grant.

        Under the Plan, options are granted with an exercise price equal to or greater than the market value of the Company on the date of grant. A public market does not exist for the stock so the market value of the Company was based on its recent purchase price. The fair value of options on their grant date was measured using the Black-Scholes option-pricing model. The weighted average estimated value of employee stock options granted was $40.04 per share for the nine months ended September 28, 2008. Key assumptions used to apply this pricing model are as follows:

	Nine months ended September 28, 2008	Nine months ended September 30, 2007
Risk-free interest rate	3.46%	4.86%
Expected life option grants (in years)	7.22	10.00
Expected volatility of underlying stock	31.3%	30.2%
Expected dividend yield	0.0%	0.0%

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

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

        The expected volatility of the underlying stock for options granted during the nine months ended September 28, 2008 was based on the daily historical closing price volatility of the Dow Jones Industrial Metals Index over the period equal to the expected term ending on the grant date.

        For the nine months ended September 28, 2008, the Company recorded compensation expense of $483. The Company expects to record future stock compensation expense of $863 over a weighted average period of 2.27 years.

        A summary of stock option activity is provided below:

	Three months ended September 28, 2008
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at beginning of period	72,100	$113.30
Granted	—	n/a
Forfeited	(400)	111.25
Exercised	—	n/a
Expired	—	n/a

Outstanding at end of period	71,700	$113.31	$—	8.03

Exercisable at end of period	27,800	$112.31	$—	7.71

	Nine months ended September 28, 2008
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at beginning of period	64,600	$113.53
Granted	9,500	111.25
Forfeited	(2,400)	111.25
Exercised	—	n/a
Expired	—	n/a

Outstanding at end of period	71,700	$113.31	$—	8.03

Exercisable at end of period	27,800	$112.31	$—	7.71

        As of September 28, 2008, 43,500 options with a weighted average exercise price of $113.96 are due to expire between 2016 and 2018.

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 16—STOCK-BASED COMPENSATION (Continued)

        As of September 28, 2008, 28,200 options have vested, and 44,042 options are expected to vest between 2009 and 2013. 14,200 options vested during the period ended September 28, 2008.

NOTE 17—GEOGRAPHIC DATA

	Net Sales				Long-Lived Assets
	Three months ended		Nine months ended		Periods ended
	Sept 28, 2008	Sept 30, 2007	Sept 28, 2008	Sept 30, 2007	Sept 28, 2008	Dec 31, 2007
	Successor	Successor	Successor	Successor	Successor	Successor
United States	$193,229	$222,657	$598,247	$716,876	$151,588	$177,035
Canada	45,389	51,497	153,873	152,207	85,343	91,829
Other International	260	748	2,212	1,847	—	—

	$238,878	$274,902	$754,332	$870,930	$236,931	$268,864

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        Indalex Holding Corp. (the "Issuer") issued $270,000 aggregate principal amount of the 11 1/2% Notes on February 2, 2006. On June 21, 2007, the Company repurchased $71,945 aggregate principal amount of the 11 1/2% Notes, and as of September 28, 2008, $198,055 aggregate principal amount of 11 1/2% Notes was outstanding. The 11 1/2% Notes are jointly and severally guaranteed on a full and unconditional basis by Indalex Holdings Finance, Inc., the parent company of Indalex Holding Corp., and each of the domestic subsidiaries of Indalex Holding Corp. (the "Guarantor Companies"). Indalex Holding Corp. and the Guarantor Companies are 100% owned, directly or indirectly, by Indalex Holdings Finance, Inc. Indalex Holding Corp.'s foreign subsidiaries (the "Non-Guarantor Companies") do not provide guarantees.

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Balance Sheet—Guarantor and Non-Guarantor
As of September 28, 2008 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	—	1,341	909	—	$2,250
Accounts receivable, net	—	71,425	39,845	—	111,270
Receivable from affiliates	—	3,135	20,697	(23,832)	—
Receivable from suppliers	—	11,197	—	—	11,197
Refundable income taxes	—	820	—	—	820
Inventories	—	25,141	26,521	—	51,662
Prepaid expenses and other current assets	—	4,475	3,913	—	8,388
Assets held for sale	—	3,212	—	—	3,212
Deferred income taxes	—	6,860	61	—	6,921

Total current assets	—	127,606	91,946	(23,832)	195,720
Notes receivable from affiliates	—	38,730	—	(38,730)	—
Investment in subsidiary	111,250	—	—	(111,250)	—
Property, plant, and equipment, net	—	106,523	60,634	—	167,157
Other intangibles, net	—	37,961	19,839	—	57,800
Deferred financing costs	—	4,440	4,294	—	8,734
Other assets	—	2,664	576	—	3,240

Total assets	$111,250	$317,924	$177,289	$(173,812)	$432,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$41,259	$34,058	$—	$75,317
Payable to affiliates	—	20,714	3,135	(23,832)	17
Income taxes payable	—	—	108	—	108
Accrued expenses and other current liabilities	—	25,663	4,978	—	30,641
Accrued interest	—	4,207	349	—	4,556
Capital lease obligation	—	399	967	—	1,366
Finance obligation	—	1,468	—	—	1,468
Revolver borrowings	10	79,687	19,268	—	98,965

Total current liabilities	10	173,397	62,863	(23,832)	212,438
Notes payable to affiliates	—	15,000	38,730	(38,730)	15,000
Other liabilities	—	28,431	11,532	—	39,963
Capital lease obligation	—	1,790	1,062	—	2,852
Finance obligation	—	4,040	—	—	4,040
Long-term debt	—	196,374	—	—	196,374
Deferred income taxes	—	(4,074)	5,728	—	1,654

Total liabilities	10	414,958	119,915	(62,562)	472,321

Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Common stock	1	1	—	(1)	1
Additional paid-in capital	111,249	5,347	30,260	(111,249)	35,607
Treasury stock	(10)	—	—	—	(10)
Retained earnings (accumulated deficit)	—	(114,114)	34,080	—	(80,034)
Accumulated other comprehensive income (loss)	—	11,732	(6,966)	—	4,766

Total stockholders' equity (deficit)	111,240	(97,034)	57,374	(111,250)	(39,670)

Total liabilities and stockholders' equity (deficit)	$111,250	$317,924	$177,289	$(173,812)	$432,651

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Operations—Guarantor and Non-Guarantor
For the Period June 30, 2008 through September 28, 2008 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Net sales	$—	$165,094	$108,756	$(34,972)	$238,878
Costs and expenses:
Cost of sales	—	157,590	106,486	(34,972)	229,104
Selling, general, and administrative	—	6,917	2,932	—	9,849
Management fees to affiliates	—	165	85	—	250
Amortization of intangible assets	—	1,320	791	—	2,111
Other income	—	(248)	(754)	—	(1,002)
Restructuring charges	—	665	(13)	—	652
Impairment of long-lived assets	—	489	—	—	489
(Gain) loss on disposal of assets	—	121	(33)	—	88
Mark-to-market on derivatives	—	3,240	—	—	3,240

Total costs and expenses	—	170,259	109,494	(34,972)	244,781

Loss from operations	—	(5,165)	(738)	—	(5,903)
Other income (expense):
Interest to affiliates, net	—	735	(1,106)	—	(371)
External interest expense	—	(7,470)	(458)	—	(7,928)
Deferred financing costs	—	(324)	(283)	—	(607)
Interest income	—	24	50	—	74

Loss before income taxes	—	(12,200)	(2,535)	—	(14,735)
Income tax provision (benefit)	—	2,163	(590)	—	1,573

Net loss	$—	$(14,363)	$(1,945)	$—	$(16,308)

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Cash Flow—Guarantor and Non-Guarantor
For the Period June 30, 2008 through September 28, 2008 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$—	$(14,363)	$(1,945)	$—	$(16,308)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	—	4,831	2,641	—	7,472
Amortization of intangible assets	—	1,320	791	—	2,111
Amortization of deferred financing costs	—	324	283	—	607
Amortization of bond discount	—	79	—	—	79
(Gain) loss on disposal of assets	—	121	(33)	—	88
Impairment of long-lived assets	—	489	—	—	489
Other	—	(3)	1	—	(2)
Stock-based compensation	—	145	—	—	145
Deferred income taxes	—	2,086	(632)	—	1,454
Changes in operating assets and liabilities:
Accounts receivable	—	10,905	7,583	—	18,488
Receivable from affiliates	—	(220)	1,707	(1,487)	—
Inventories	—	5,146	(2,947)	—	2,199
Prepaids and other assets	—	2,569	7,371	—	9,940
Income taxes payable/refundable	—	67	37	—	104
Checks issued in excess of bank balance	—	—	(953)	—	(953)
Accounts payable	—	(7,856)	1,264	—	(6,592)
Accrued expenses and other liabilities	—	(15,858)	(2,402)	—	(18,260)
Payable to affiliates	—	(2,287)	294	1,835	(158)

Net cash from operating activities	—	(12,505)	13,060	348	903

Cash flows from investing activities
Capital expenditures	—	(4,828)	(1,473)	—	(6,301)
Proceeds from sales of property, plant and equipment	—	4,933	33	—	4,966

Net cash from investing activities	—	105	(1,440)	—	(1,335)

Cash flows from financing activities
Payments on capital lease obligation	—	(80)	(241)	—	(321)
Payments on finance obligation	—	(544)	—	—	(544)
Borrowings (repayments)	—	11,475	(10,477)	—	998
Debt issuance costs	—	(14)	—	—	(14)

Net cash from financing activities	—	10,837	(10,718)	—	119

Effect of changes in foreign exchange rates on cash	—	—	(2)	(348)	(350)

Net change in cash and cash equivalents	—	(1,563)	900	—	(663)
Cash and cash equivalents
Beginning of period	—	2,904	9	—	2,913

End of period	$—	$1,341	$909	$—	$2,250

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Operations—Guarantor and Non-Guarantor
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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Operations—Guarantor and Non-Guarantor
For the Period January 1, 2008 through September 28, 2008 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Net sales	$—	$516,856	$341,887	$(104,411)	$754,332
Costs and expenses:
Cost of sales	—	498,046	330,919	(104,411)	724,554
Selling, general, and administrative	—	26,205	9,931	—	36,136
Management fees to affiliates	—	495	254	—	749
Amortization of intangible assets	—	4,036	2,470	—	6,506
Other income	—	(139)	(1,245)	—	(1,384)
Restructuring charges	—	6,515	727	—	7,242
Impairment of long-lived assets	—	9,238	—	—	9,238
Gain on disposal of assets	—	(384)	(112)	—	(496)
Mark-to-market on derivatives	—	954	—	—	954

Total costs and expenses	—	544,966	342,944	(104,411)	783,499

Loss from operations	—	(28,110)	(1,057)	—	(29,167)
Other income (expense):
Interest to affiliates, net	—	2,843	(3,389)	—	(546)
External interest expense	—	(22,278)	(1,003)	—	(23,281)
Deferred financing costs	—	(987)	(865)	—	(1,852)
Interest income	—	81	59	—	140

Loss before income taxes	—	(48,451)	(6,255)	—	(54,706)
Income tax benefit	—	(3,521)	(2,025)	—	(5,546)

Net loss	$—	$(44,930)	$(4,230)	$—	$(49,160)

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Cash Flow—Guarantor and Non-Guarantor
For the Period January 1, 2008 through September 28, 2008 (Successor)

	Parent Company	Guarantor Company	Non-Guarantor Company	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$—	$(44,930)	$(4,230)	$—	$(49,160)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	—	15,537	8,499	—	24,036
Amortization of intangible assets	—	4,036	2,470	—	6,506
Amortization of deferred financing costs	—	987	865	—	1,852
Amortization of bond discount	—	237	—	—	237
Gain on disposal of assets	—	(384)	(112)	—	(496)
Impairment of long-lived assets	—	9,238	—	—	9,238
Other	—	(3)	—	—	(3)
Stock-based compensation	—	483	—	—	483
Deferred income taxes	—	(3,878)	(1,575)	—	(5,453)
Changes in operating assets and liabilities:
Accounts receivable	—	(22,505)	(7,145)	—	(29,650)
Receivable from affiliates	—	55	(4,335)	4,280	—
Inventories	—	15,324	(9,832)	—	5,492
Prepaids and other assets	—	(8,878)	4,118	—	(4,760)
Income taxes payable/refundable	—	33	(1,011)	—	(978)
Accounts payable	—	7,779	(161)	—	7,618
Accrued expenses and other liabilities	—	(11,968)	(1,514)	—	(13,482)
Payable to affiliates	—	3,485	77	(3,545)	17

Net cash from operating activities	—	(35,352)	(13,886)	735	(48,503)

Cash flows from investing activities
Capital expenditures	—	(23,255)	(5,398)	—	(28,653)
Proceeds from sales of property, plant and equipment	—	27,447	112	—	27,559

Net cash from investing activities	—	4,192	(5,286)	—	(1,094)

Cash flows from financing activities
Payments on capital lease obligation	—	(307)	(712)	—	(1,019)
Payments on finance obligation	—	(544)	—	—	(544)
Borrowings	—	12,196	19,548	—	31,744
Loan from affiliate	—	15,000	—	—	15,000
Debt issuance costs	—	(1,023)	—	—	(1,023)

Net cash from financing activities	—	25,322	18,836	—	44,158

Effect of changes in foreign exchange rates on cash	—	—	505	(735)	(230)

Net change in cash and cash equivalents	—	(5,838)	169	—	(5,669)
Cash and cash equivalents
Beginning of period	—	7,179	740	—	7,919

End of period	$—	$1,341	$909	$—	$2,250

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)
(Unaudited)

NOTE 18—CONSOLIDATED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Indalex Consolidated Statement of Operations—Guarantor and Non-Guarantor
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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

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

INDALEX HOLDINGS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Periods January 1, 2008 through September 28, 2008 and
January 1, 2007 through September 30, 2007

(Dollars in thousands)

(Unaudited)

NOTE 19—SUBSEQUENT EVENTS

        Pursuant to the terms of the Amended Credit Agreement, the Company gave notice on November 11, 2008 of its intent to borrow an incremental $15.0 million term loan (the "Incremental Term Loan") from Sun Indalex Finance, LLC, an affiliate of the Company's equity sponsor, on substantially the same terms as the Initial Term Loan. Sun Indalex Finance, LLC has agreed to the Incremental Term Loan, and the Company expects funding by the end of November 2008.

        On October 2, 2008 the Pension Benefit Guaranty Corporation ("PBGC") asserted a claim under ERISA related to the unfunded liabilities of the pension plans at the Company's former facilities in Girard and Niles, Ohio. All of the collectively-bargained employees terminated employment in 2008. The PBGC believes the under-funded liability to be approximately $4.9 million. The Company is in initial discussions with the PBGC on this matter. As a result of the claim the Company may be required to accelerate contributions, obtain a letter of credit or pursue alternative courses of action.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. When used in this quarterly report on Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this report include, but are not limited to: (i) the cyclicality of the aluminum extrusion industry in the United States and Canada; (ii) our ability to obtain financing due to our financial position and conditions in the credit markets; (iii) seasonal slowdowns in the end-user markets we serve; (iv) competition in the markets for our products; (v) the risk that our customers will accept substitutes for our products; (vi) the risk of equipment failures, delays in deliveries or catastrophic loss at any of our facilities; (vii) the risk of rising costs or shortages of aluminum billet; (viii) the costs of complying with environmental laws and regulations, including participation in assessments and cleanups of sites; (ix) the risk that we may be required to make unexpected contributions to our defined benefit plans; (x) the risk that commodity prices will fall and we will be required to make margin call payments arising from our aluminum hedging positions; (xi) the risk of trade creditors offering less favorable credit terms to us; and (xii) the risks and uncertainties described in "Item 1A. Risk Factors" set forth in our annual report on Form 10-K for the year ended December 31, 2007 and in "Part II, Item 1A. Risk Factors" in this report. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the section entitled "Item 1A. Risk Factors" and our consolidated financial statements and related notes thereto included in our annual report on Form 10-K, and the section entitled "Part II, Item 1A. Risk Factors" and our consolidated financial statements and related notes thereto included elsewhere in this report.

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

The Transactions

The Indalex Holdings Acquisition

        On September 16, 2005, Indalex Holding Corp., a wholly-owned subsidiary of Indalex Holdings Finance, Inc. ("Holdings"), entered into a stock purchase agreement pursuant to which it agreed to acquire all of the outstanding capital stock of Indalex Inc. and Indalex Limited, subsidiaries of Honeywell International Inc., for a total purchase price of approximately $425.0 million in cash (subject to a post-closing working capital adjustment of $5.9 million). Indalex Holding Corp. is a holding company that is a wholly-owned direct subsidiary of Holdings, which is beneficially owned by affiliates of Sun Capital Partners, Inc. and certain other investors and members of our management team.

        On February 2, 2006, concurrent with the closing of the Indalex Holdings acquisition, the following events occurred. We refer to these events, together with the Indalex Holdings acquisition and the use of the financing proceeds, as the "Transactions":

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

        The Indalex Holdings acquisition was accounted for using the purchase method of accounting. As a result, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of the Indalex Holdings acquisition. The application of purchase accounting in connection with both the Indalex Holdings acquisition and the Honeywell acquisition (as defined below) resulted in new entities for reporting purposes. We refer to Indalex following the Indalex Holdings acquisition as "Successor."

        As a result of the Transactions, we substantially increased our debt levels in comparison to historical periods. As a result, our interest expense increased significantly in the periods following the consummation of the Transactions. As of September 28, 2008, we had $320.1 million of outstanding indebtedness (excluding unused availability of $37.3 million under our revolving credit facility). For the three months ended September 28, 2008, our interest expense was $8.3 million. See our annual report on Form 10-K "Item 1A. Risk Factors—Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness, including the Notes" in our annual report on Form 10-K for the year ended December 31, 2007.

Stand Alone Company

        In connection with the registration of our 11 1/2% Notes, we became subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). In connection with complying with our obligation to register the 11 1/2% Notes, we have incurred substantial one time and will continue to incur additional costs as a result of having to comply with the Exchange Act and the Sarbanes-Oxley Act. In addition, we pay Sun Capital Partners Management III, LP, an affiliate of our equity sponsor, a management fee equal to the greater of (a) $1 million and (b) 2% of our EBITDA (as defined in the management services agreement) for a given fiscal year. We will also reimburse Sun Capital Partners Management III, LP for all reasonable out-of-pocket fees and expenses it incurs in performing financial and management consulting services under the management services agreement. We paid an affiliate of Sun Capital Partners fees of $0.2 million in connection with the amended and restated credit agreement during the nine months ended September 28, 2008. See "Item 13. Certain Relationships and Related Transactions, and Director Independence—Management Services Agreement" in our annual report on Form 10-K for the year ended December 31, 2007.

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

  (1)
  a $15.0 million non-amortizing term loan made by Sun Indalex Finance, LLC, an affiliate of the equity sponsor of the Company (the "Initial Term Loan"); and

  (2)
  a $15.0 million non-amortizing incremental term loan, to be provided by affiliates of the Company in their sole discretion with substantially the same terms as the Initial Term Loan (together with the Initial Term Loan, the "Term Loans").

  (3)
  an increase in the amount of real estate sales permitted as sale-leaseback transactions from $5.0 to $20.0 million.

        The Initial Term Loan bears interest, at our option, at a rate per annum equal to (i) LIBOR plus 7.50% or (ii) the Base Rate (as defined in the Amended Credit Agreement) plus 6.50%, with an additional 0.75% margin if average excess availability falls below $35.0 million, with a LIBOR floor of 3.25% and a Base Rate floor of 4.25%. The guarantors of the revolving loans under Amended Credit Agreement guarantee the Initial Term Loan. Borrowings under the Initial Term Loan are secured by the same first-priority lien that secures the revolving loans, but are subject to a collateral proceeds waterfall such that lenders under the Initial Term Loan will receive proceeds of the collateral only when the lenders under the revolving loan lenders are repaid in full. As a result, Sun Indalex Finance, LLC, which is an affiliate of our equity sponsor, would be entitled to receive collateral proceeds only after the lenders under the revolving credit facility are paid in full, but before any collateral proceeds are distributed to the holders of the 11 1/2% Notes, any unsecured creditors or any equity holders. The Initial Term Loan will mature on February 2, 2011 and may be voluntarily prepaid if we meet certain liquidity tests. The proceeds of the Initial Term Loan were used to reduce outstanding revolving loans under the Amended Credit Agreement and pay fees and expenses in connection therewith.

        Pursuant to the terms of the Amended Credit Agreement, we gave notice on November 11, 2008 of our intent to borrow an incremental $15.0 million term loan (the "Incremental Term Loan") from Sun Indalex Finance, LLC, an affiliate of the Company's equity sponsor, on substantially the same terms as the Initial Term Loan. Sun Indalex Finance, LLC has agreed to the Incremental Term Loan, and we expect funding by the end of November 2008.

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

        We received an aggregate of $23.9 million of cash proceeds from these sale-leaseback transactions. We used the proceeds from each of the sale-leaseback transactions to temporarily reduce borrowings under our revolving credit facility, and we intend to apply the proceeds as provided in the indenture governing Indalex Holding Corp.'s 11 1/2% Notes to purchase non-working capital assets within one year of the applicable sale. From June 30, 2008 through September 28, 2008, we spent approximately $6.3 million of these proceeds on capital expenditures.

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

        Demand for our products in the transportation end-user market generally correlates positively with the overall economy. For example, during the economic downturn from 2000 to 2001, manufacturers of truck trailers experienced shipment volume declines of 48%, which caused a negative impact on our operating profitability. In the period of general economic recovery from 2002 to 2006, shipment volume to manufacturers of truck trailers grew by a compounded annual growth rate of 12%. However, we believe that volume declined by approximately 22% in 2007, and has declined further in 2008, as the overall economy slowed. Rising fuel costs can have a positive impact on demand for aluminum extrusions in truck trailers, because it makes aluminum a desirable lightweight alternative to steel, although higher fuel costs tend to dampen demand in other transportation uses, such as recreational vehicles. Growth in imports from Asia has driven demand for truck trailers used to haul goods shipped from Asia from the West coast to their destinations in manufacturing centers across the country. In other areas of the transportation end-user market, demographic trends can have an effect on the demand for our products. We expect the retirement of the aging "baby boom" generation to have a positive impact on demand for recreational vehicles over the long-term.

        Demand for our products in the residential building and construction end-user market is driven by new residential construction and remodeling activity, which are impacted by demographic trends, interest rate levels and overall economic conditions. From 2001 to 2006, we experienced strong demand in this end-user market due to strong new housing starts, the increasing size of new homes and increased remodeling and repair activity. However, after showing strong growth from 2001 to 2006, that market slowed considerably during the second half of 2006, and our shipments to that market were down 19% in 2007 as compared to 2006. According to data published by the U.S. Census Bureau, housing starts in the United States were down 25% year over year in 2007, and were down 31% in the first nine months of 2008. Remodeling activity has slowed as well. We cannot predict when the current downturn in this market will end. See "Item 1A. Risk Factors—Risks Related to our Business—The aluminum extrusion industry is highly cyclical and highly dependent on end-user markets in the United States and Canada, and the cyclicality and volatility of these markets could adversely affect us" in our annual report on Form 10-K for the year ended December 31, 2007 and "Part II, Item 1A. Risk Factors" in this quarterly report on Form 10-Q.

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

        We separately negotiate the billet premium we pay, and changes in the billet premium we pay affect our gross margin. We charge our customers a "conversion price," which is based upon our costs to produce, including non-aluminum raw materials costs, the billet premium we pay, shipping costs and what we charge for our services. We change the conversion price periodically to reflect changes in competitive pricing or escalating costs, or to enhance our operating margin, which can have a positive impact on our profitability. Conversion price adjustments were relatively infrequent until 2004. Since that time, increasing raw material, freight and energy costs have resulted in more frequent conversion price changes. Some of our conversion price increases have not been well-received by our customers. For example, in 2004, we raised our conversion prices due to billet shortages, and in 2005, we selectively scaled back some conversion prices in response to customer feedback. In 2008, we have implemented a formula-based energy surcharge in order to recoup increased energy costs.

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

Hedging

        The price of aluminum ingot is primarily based on the London Metals Exchange, and is subject to periodic short-term fluctuations. We are largely insulated from this price volatility because the cost of aluminum ingot is generally passed on to our customers based upon prices established on the LME. Aluminum price volatility impacts our working capital levels significantly. Some of our pricing mechanisms, such as spot pricing, can create short-term price risk on the base aluminum component of sales, which we seek to mitigate through the use of financial derivatives. Under accounting principles generally accepted in the United States, these derivatives are required to be marked to market monthly, which can have a significant short-term impact on our operating results, but does not have a corresponding effect on our cash flows over time. However, if commodity prices fall, we may be required to make margin call payments arising from our aluminum hedging positions, which are recovered when the contracts are settled.

        We purchase natural gas used for heating during the extrusion process from a third party using 36-month forward purchase contracts that we enter into on a monthly basis. While this hedging program has insulated us from past increases in natural gas prices, it has the opposite impact when natural gas prices decline and our forward purchase price is higher than the market price in the month of purchase. We build higher energy costs into our conversion margin, but short terms fluctuations in fuel costs can affect our operating results by increasing our costs of sales. Because Indalex does not own the derivatives, we do not record mark-to-market gains and losses for natural gas.

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

        Globalization of the aluminum extrusion industry also represents an opportunity for us to outsource high volume labor-intensive extrusions to lower-cost providers. We outsourced approximately 5% of our shipment volume in the three months ended September 28, 2008 to aluminum extruders in China. Outsourcing to China has increased our shipment volume of lower-margin products and has increased our total operating profit.

Restructuring

        We incurred restructuring expenses of $7.2 million in the nine months ended September 28, 2008, of which $3.4 million was related to the closure of our Girard, Ohio plant, which closed in March 2008. $1.6 million was related to an overhead restructuring program, which was initiated in January 2008, which resulted in the termination of 48 employees. $1.1 million was related to the closure of our Watsonville, California plant, which closed in June 2007. $0.9 million was related to the closure of our Modesto, California facility, which closed in July 2008, $0.2 million was related to the closure of our Niles, Ohio facility, which closed in March 2008, and $0.1 million was related to a restructuring program initiated in 2004. In addition, we recorded income of $0.1 million related to a restructuring program initiated in 2006 during the nine months ended September 28, 2008. We have historically restructured our overhead and plant operations on an ongoing basis. Since 2002 we have closed four facilities, consolidated certain shared services organizations and scaled back our fixed administrative and plant overhead. Severance, relocation and other restructuring cost levels have been significant but provide for a lower cost structure going forward, positively impacting operating results. The driving rationale behind our closures is moving volume from less efficient operations to more cost effective facilities. On October 2, 2008, the Pension Benefit Guaranty Corporation ("PBGC") asserted a claim under ERISA related to the unfunded liabilities of the pension plans for certain employees at our facilities in Girard and Niles, Ohio. See "Part II, Item 1A. Risk Factors—We have been advised by The Pension Benefit Guaranty Corporation that we may have accelerated liabilities for pension plans for certain employees at our facilities in Girard and Niles, Ohio."

Results of Operations—Three months ended September 28, 2008

        The following table sets forth our results of operations for the three months ended September 30, 2007 and the three months ended September 28, 2008, which have been derived from the unaudited consolidated financial statements included elsewhere in this report.

	Successor
	Three Months Ended September 30, 2007	Three Months Ended September 28, 2008
	(dollars in thousands)
Statement of operations data:
Net sales	$274,902	$238,878
Costs and expenses:
Cost of sales	256,496	229,104
Selling, general and administrative	12,522	9,849
Management fees to affiliates	250	250
Amortization of intangible assets	2,565	2,111
Other expense (income)	1,249	(1,002)
Restructuring charges	397	652
Impairment of long-lived assets	593	489
(Gain) loss on disposal of assets	(121)	88
Mark-to-market on derivatives	6,002	3,240

Total costs and expenses	279,953	244,781

Loss from operations	(5,051)	(5,903)
Other income (expense):
Interest to affiliates, net	—	(371)
External interest expense	(8,157)	(7,928)
Deferred financing costs	(525)	(607)
Interest income	25	74
Gain on redemption of notes	9	—
Loss on sale of equity method investment in AAG	(19)	—

Loss before income taxes	(13,718)	(14,735)
Income tax expense (benefit)	(407)	1,573

Net loss	$(13,311)	$(16,308)

Selected operating data:
Pounds shipped	139,446	115,958

Three months ended September 28, 2008 Compared to Three months ended September 30, 2007

  Net sales

        Net sales decreased by $36.0 million, or 13.1%, from $274.9 million in the three months ended September 30, 2007 to $238.9 million in the three months ended September 28, 2008. Shipment volume fell 16.8% as a result of weak market demand, particularly in the Transportation and Residential Building and Construction end-user markets. Base aluminum prices were 12% higher in the three months ended September 28, 2008 as compared to the three months ended September 30, 2007. The increase in the relative value of the Canadian dollar versus the U.S. dollar resulted in a $0.6 million increase in net sales.

  Cost of sales

        Cost of sales decreased by $27.4 million, or 10.7%, from $256.5 million in the three months ended September 30, 2007 to $229.1 million in the three months ended September 28, 2008, due primarily to lower volume and lower unit labor costs, but partially offset by higher freight and energy costs. Application of LIFO valuation to inventories resulted in a $1.2 million decrease in cost of sales. Depreciation decreased by $1.2 million, or 13.7%, in the three months ended September 28, 2008 as compared to the three months ended September 30, 2007.

  Selling, general and administrative expenses

        Selling, general and administrative expenses decreased by $2.7 million, or 21.6%, from $12.5 million in the three months ended September 30, 2007 to $9.8 million in the three months ended September 28, 2008. Lower administrative overhead and lower stand-alone costs were the primary cause of the decline.

  Management fees to affiliates

        Management fees to affiliates were $0.3 million in both the three months ended September 30, 2007 and in the three months ended September 28, 2008. Management fees to affiliates reflects expenses of $1.0 million annually, or 2% of our EBITDA, whichever is greater, payable to an affiliate of Sun Capital Partners.

  Amortization of intangible assets

        Amortization of intangible assets decreased by $0.5 million, or 19.2%, from $2.6 million in the three months ended September 30, 2007 to $2.1 million in the three months ended September 28, 2008. The decrease was due to the use of the declining balance method for amortization. The amortization expense was incurred as a result of the application of purchase accounting in connection with the Honeywell acquisition and the Indalex Holdings acquisition, which resulted in an increase in the value of a trademark and our customer lists.

  Other expense (income)

        Other income in the three months ended September 28, 2008 was $1.0 million, which consisted primarily of foreign currency gains for certain of our Canadian assets and liabilities due to transactions settled in the Canadian dollar versus the U.S. dollar.

        Other expense in the three months ended September 30, 2007 was $1.2 million, which consisted primarily of foreign currency losses for certain of our Canadian assets and liabilities due to transactions settled in the Canadian dollar versus the U.S. dollar.

  Restructuring charges

        In the three months ended September 28, 2008, we recorded restructuring charges of $0.7 million, of which $0.3 million was related to the closure of our Modesto, California facility; $0.2 million was related to an overhead restructuring program initiated in January of 2008, $0.1 million was related to the closure of our Watsonville, California facility; and $0.1 million was related to the closure of our Girard, Ohio facility.

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

  Impairment of long-lived assets

        In the three months ended September 28, 2008, we recorded impairment charges of $0.4 million related to the closure of our Modesto, California facility, and impairment charges of $49,000 related to the sale-leaseback of our Connersville, Indiana facility. The impairment recorded related to our Modesto, California facility is based on the appraised values of the assets that we expect to dispose.

        In the three months ended September 30, 2007, we idled a paint line at our Modesto, California facility. As a result, we recorded an impairment charge of $0.6 million.

  (Gain) loss on disposal of assets

        In the three months ended September 28, 2008, we recorded losses of $0.1 million in the ordinary course of business. In the three months ended September 30, 2007, we recorded gains of $0.1 incurred in the ordinary course of business.

  Mark-to-market on derivatives

        In accordance with FAS 133, we recorded a loss on our forward aluminum hedging contracts of $3.6 million in the three months ended September 28, 2008 due to lower market prices in relation to the price at which we established our hedges. In addition, we recorded a gain of $0.4 million related to interest rate swap contracts for the three months ended September 28, 2008. In the three months ended September 30, 2007, we recorded a loss on our aluminum derivatives of $5.4 million due to lower market prices in relation to the price at which we established our hedges. In addition, we recorded a loss of $0.6 million related to interest rate swap contracts for the three months ended September 30, 2007.

  Loss from operations

        Loss from operations increased by $0.8 million, from a loss of $5.1 million in the three months ended September 30, 2007 to a loss of $5.9 million in the three months ended September 28, 2008, primarily as a result of the decrease in net sales, partially offset by lower mark-to-market expense, lower selling, general and administrative expense, and lower unit labor costs.

  Interest to affiliates, net

        On May 21, 2008, we entered into a term loan agreement with an affiliate of Sun Capital Partners, providing for borrowings of $15.0 million. The Initial Term Loan matures at the same time as the revolving credit facility on February 2, 2011. In the three months ended September 28, 2008, we incurred interest expense of $0.4 million payable to an affiliate of Sun Capital Partners, as a result of the Initial Term Loan.

  External interest expense

        Interest expense decreased by $0.3 million, from $8.2 million in the three months ended September 30, 2007 to $7.9 million in the three months ended September 28, 2008. The decrease was caused by a lower average interest rate on our revolver borrowings.

  Deferred financing costs

        Amortization expense for deferred financing costs of $0.6 million is included in deferred financing costs for the three months ended September 28, 2008 and amortization expense for deferred financing costs of $0.5 million is included in the three months ended September 30, 2007.

        As part of the transactions associated with the Indalex Holdings acquisition, we incurred $16.8 million in debt issuance costs for the revolving credit facility and the 11 1/2% Notes. These costs are being amortized using the straight-line method over the life of the debt. In June of 2007, we repurchased 11 1/2% Notes with an aggregate principal amount of $71.9 million, which resulted in the expense of $2.8 million of deferred financing costs, which were being amortized over eight years, during the three months ended September 30, 2007. The expense was included in the statement of operations as part of the loss on repurchase of 11 1/2% Notes.

        We incurred $1.0 million in debt issuance costs for the Initial Term Loan. This included $0.2 million of affiliated costs expensed during the three months ended June 29, 2008. The remaining costs are being amortized using the straight-line method over the life of the debt.

  Interest income

        In the three months ended September 28, 2008, we recorded interest income of $74,000. In the three months ended September 30, 2007, we recorded interest income of $25,000.

  Gain on redemption of notes

        On June 21, 2007, we repurchased $71.9 million aggregate principal amount of 11 1/2% Notes with proceeds from the sale of our investment in AAG. The 11 1/2% Notes were repurchased at a 5% premium plus accrued interest. As a result of the tender offer for the 11 1/2% Notes, we recorded a loss of $7.1 million, including a repurchase premium of $3.6 million, unamortized debt issuance costs of $2.8 million and unamortized discount on 11 1/2% Notes of $0.7 million during the three months ended July 1, 2007. For the three months ended September 30, 2007, we reversed $9,000 of this expense.

  Loss on sale of equity method investment in AAG

        During the three months ended July 1, 2007, we sold our equity method investment in AAG, resulting in a $51.2 million gain. During the three months ended September 30, 2007, we reversed $19,000 of this gain, as a result of additional expenses incurred related to the sale.

  Income tax expense (benefit)

        We recorded a tax expense of $1.6 million in the three months ended September 28, 2008 compared to a tax benefit in the three months ended September 30, 2007 of $0.4 million. The tax expense in the three months ended September 28, 2008 is primarily related to valuation allowances provided for net operating losses.

Results of Operations—Nine months ended September 28, 2008

        The following table sets forth our results of operations for the nine months ended September 30, 2007 and the nine months ended September 28, 2008, which have been derived from the unaudited consolidated financial statements included elsewhere in this report.

	Successor
	Nine Months Ended September 30, 2007	Nine Months Ended September 28, 2008
	(dollars in thousands)
Statement of operations data:
Net sales	$870,930	$754,332
Costs and expenses:
Cost of sales	820,324	724,554
Selling, general and administrative	39,450	36,136
Management fees to affiliates	819	749
Amortization of intangible assets	7,694	6,506
Other expense (income)	1,896	(1,384)
Restructuring charges	2,484	7,242
Impairment of long-lived assets	816	9,238
Gain on disposal of assets	(1)	(496)
Mark-to-market on derivatives	5,086	954

Total costs and expenses	878,568	783,499

Loss from operations	(7,638)	(29,167)
Other income (expense):
Interest to affiliates, net	—	(546)
External interest expense	(27,864)	(23,281)
Deferred financing costs	(1,737)	(1,852)
Interest income	398	140
Loss on redemption of notes	(7,140)	—
Income from equity method investment in AAG	8,937	—
Gain on sale of equity method investment in AAG	51,223	—

Income (loss) before income taxes	16,179	(54,706)
Income tax expense (benefit)	6,115	(5,546)

Net income (loss)	$10,064	$(49,160)

Selected operating data:
Pounds shipped	439,669	379,672

Nine months ended September 28, 2008 Compared to Nine months ended September 30, 2007

  Net sales

        Net sales decreased by $116.6 million, or 13.4%, from $870.9 million in the nine months ended September 30, 2007 to $754.3 million in the nine months ended September 28, 2008. Shipment volume fell 13.6% as a result of weak market demand, particularly in the Transportation and Residential Building and Construction end-user markets. Base aluminum prices were 3% higher in the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007. The increase in the relative value of the Canadian dollar versus the U.S. dollar resulted in a $19.2 million increase in net sales.

  Cost of sales

        Cost of sales decreased by $95.7 million, or 11.7%, from $820.3 million in the nine months ended September 30, 2007 to $724.6 million in the nine months ended September 28, 2008, due primarily to lower volume, but partially offset by higher freight and energy costs, and higher costs at our Girard and Modesto plants. Unit labor costs were lower in the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007. Application of LIFO valuation to inventories resulted in a $2.4 million increase in cost of sales. Depreciation decreased by $1.6 million, or 6.2%, in the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007.

  Selling, general and administrative expenses

        Selling, general and administrative expenses decreased by $3.3 million, or 8.4%, from $39.4 million in the nine months ended September 30, 2007 to $36.1 million in the nine months ended September 28, 2008. Lower administrative overhead and lower stand-alone costs were the primary causes of the decline.

  Management fees to affiliates

        Management fees to affiliates decreased by $0.1 million, or 12.5%, from $0.8 million in the nine months ended September 30, 2007 to $0.7 million in the nine months ended September 28, 2008, because our EBITDA was lower. Management fees to affiliates reflects expenses of $1.0 million annually, or 2% of our EBITDA, whichever is greater, payable to an affiliate of Sun Capital Partners.

  Amortization of intangible assets

        Amortization of intangible assets decreased by $1.2 million, or 15.6%, from $7.7 million in the nine months ended September 30, 2007 to $6.5 million in the nine months ended September 28, 2008. The decrease was due to the use of the declining balance method for amortization. The amortization expense was incurred as a result of the application of purchase accounting in connection with the Honeywell acquisition and the Indalex Holdings acquisition, which resulted in an increase in the value of a trademark and our customer lists.

  Other expense (income)

        Other income in the nine months ended September 28, 2008 was $1.4 million, which consisted primarily of foreign currency gains for certain of our Canadian assets and liabilities due to transactions settled in the Canadian dollar versus the U.S. dollar.

        Other expense in the nine months ended September 30, 2007 was $1.9 million, which consisted primarily of foreign currency losses for certain of our Canadian assets and liabilities due to transactions settled in the Canadian dollar versus the U.S. dollar.

  Restructuring charges

        In the nine months ended September 28, 2008, we recorded restructuring charges of $7.2 million, of which $3.4 million was related to the closure of our Girard, Ohio facility; $1.6 million was related to an overhead restructuring program initiated in January of 2008, which resulted in the termination of 48 employees; $1.1 million was related to the closure of our Watsonville, California facility; $0.9 million was related to the closure of our Modesto, California facility, and $0.2 million was related to the closure of our Niles, Ohio facility.

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

  Impairment of long-lived assets

        In the nine months ended September 28, 2008, we recorded impairment charges of $9.2 million. $6.3 million was related to the sale leaseback of our Connersville, Indiana facility, $2.5 million was related to the closure of our Modesto, California facility, and $0.4 million was related to the closure of our Niles, Ohio facility. The impairments on our Modesto, California and Niles, Ohio facilities are based on the appraised values of the assets expected to be disposed.

        In the nine months ended September 30, 2007, we idled a paint line at our Modesto, California facility. As a result, we recorded an impairment charge of $0.6 million. In addition, we made plans to scrap components of a surplus handling system at our Kokomo, Indiana facility. As a result, we recorded an impairment charge of $0.2 million.

  Gain on disposal of assets

        In the nine months ended September 28, 2008, we recorded a gain of $0.5 million, primarily related to a gain of $0.4 million as a result of insurance proceeds from a transformer at our City of Industry, California plant. In the nine months ended September 30, 2007, we recorded gains incurred in the ordinary course of business.

  Mark-to-market on derivatives

        In accordance with FAS 133, we recorded a loss on our forward aluminum hedging contracts of $1.1 million in the nine months ended September 28, 2008 due to lower market prices in relation to the price at which we established our hedges. In addition, we recorded a gain of $0.2 million related to interest rate swap contracts and a loss of $0.1 million on foreign currency hedges for the nine months ended September 28, 2008. In the nine months ended September 30, 2007, we recorded a loss on our aluminum derivatives of $4.5 million due to lower market prices in relation to the price at which we established our hedges, and a loss of $0.6 million related to interest rate swap contracts.

  Loss from operations

        Loss from operations increased by $21.6 million, from a loss of $7.6 million in the nine months ended September 30, 2007 to a loss of $29.2 million in the nine months ended September 28, 2008, primarily as a result of the decrease in net sales, combined with the increase in impairment charges and restructuring charges, partially offset by lower mark-to-market expenses on derivatives, lower selling, general and administrative costs, and lower unit labor costs.

  Interest to affiliates, net

        On May 21, 2008, we entered into a term loan agreement with an affiliate of Sun Capital Partners, providing for borrowings of $15.0 million. The Initial Term Loan matures at the same time as the Revolving Credit Facility on February 2, 2011. In the nine months ended September 28, 2008, we incurred interest expense of $0.5 million payable to an affiliate of Sun Capital Partners, as a result of the Initial Term Loan.

  External interest expense

        Net interest expense decreased by $4.6 million, from $27.9 million in the nine months ended September 30, 2007 to $23.3 million in the nine months ended September 28, 2008. The decrease was primarily caused by lower interest expense related to the 11 1/2% Notes, as a result of our repurchase of

$71.9 million aggregate principal amount of the 11 1/2% Notes on June 21, 2007, and lower average interest rates on our outstanding revolver borrowings.

  Deferred financing costs

        Amortization expense for deferred financing costs of $1.9 million is included in deferred financing costs for the nine months ended September 28, 2008 and amortization expense for deferred financing costs of $1.7 million is included in the nine months ended September 30, 2007.

        As part of the transactions associated with the Indalex Holdings acquisition, we incurred $16.8 million in debt issuance costs for the revolving credit facility and the 11 1/2% Notes. These costs are being amortized using the straight-line method over the life of the debt. In June of 2007, we repurchased 11 1/2% Notes with an aggregate principal amount of $71.9 million, which resulted in the expense of $2.8 million of deferred financing costs, which were being amortized over eight years, during the nine months ended September 30, 2007. The expense was included in the statement of operations as part of the loss on repurchase of 11 1/2% Notes.

        We incurred $1.0 million in debt issuance costs for the Initial Term Loan. This included $0.2 million of affiliated costs expensed during the nine months ended September 28, 2008. The remaining costs are being amortized using the straight-line method over the life of the debt.

  Interest income

        In the nine months ended September 28, 2008, we recorded interest income of $0.1 million. In the nine months ended September 30, 2007, we recorded interest income of $0.4 million.

  Loss on redemption of notes

        On June 21, 2007, we repurchased $71.9 million aggregate principal amount of the 11 1/2% Notes with proceeds from the sale of our investment in AAG. The 11 1/2% Notes were repurchased at a 5% premium plus accrued interest. As a result of the tender offer for the 11 1/2% Notes, we recorded a loss of $7.1 million, including a repurchase premium of $3.6 million, unamortized debt issuance costs of $2.8 million and unamortized discount on 11 1/2% Notes of $0.7 million.

  Income from equity method investment in AAG

        We sold our equity method investment in AAG in May of 2007, so we did not record any income from that investment in the nine months ended September 28, 2008. In the nine months ended September 30, 2007, we recorded income of $8.9 million related to our equity method investment in AAG.

  Gain on sale of equity method investment in AAG

        In the nine months ended September 30, 2007, we sold our equity method investment in AAG, resulting in a $51.2 million gain.

  Income tax expense (benefit)

        We recorded a tax benefit of $5.5 million in the nine months ended September 28, 2008 compared to a tax expense in the nine months ended September 30, 2007 of $6.1 million. The tax benefit of $5.5 million for the nine months ended September 28, 2008 is lower than the federal statutory rate primarily due to valuation allowances provided for net operating losses. In the nine months ended September 30, 2007, we incurred income tax expense of $6.1 million primarily due to the FIN48 position taken related to the sale of our equity method investment in AAG.

Liquidity and Capital Resources

  Cash Flows

  Operating activities

        In the three months ended September 28, 2008, net cash from operations was $0.9 million, as our net loss and lower accounts payable were offset by reductions in accounts receivable and prepaids and other assets. In the three months ended September 30, 2007, net cash from operations was $12.4 million, as our net loss and lower payables were more than offset by reductions in accounts receivable and inventories.

        In the nine months ended September 28, 2008, net cash used in operations was $48.5 million, primarily as a result of our net loss, higher accounts receivable, and lower accrued expenses, partially offset by higher accounts payable and lower inventories. In the nine months ended September 30, 2007, net cash used in operations was $29.6 million, primarily as a result of increases in inventories and accounts receivable, and lower accrued expenses and accounts payable, partially offset by the receipt of $5.9 million in dividends from AAG.

  Investing activities

        In the three months ended September 28, 2008, cash used in investing was $1.3 million, as capital expenditures of $6.3 million were partially offset by the sale-leaseback of our Connersville, Indiana facility for $5.0 million. In the three months ended September 30, 2007, cash used in investing was $9.4 million, primarily as a result of capital expenditures of $9.5 million.

        In the nine months ended September 28, 2008, cash used in investing was $1.1 million, primarily as a result of capital expenditures of $28.7 million, mostly offset by sales of property, plant and equipment of $27.6 million, pursuant to sale-leaseback transactions involving our City of Industry, California plant, our Connersville, Indiana plant, and equipment at our Connersville, Indiana plant. In the nine months ended September 30, 2007, net cash from investing was $125.8 million, primarily as a result of the sale of our equity method investment in AAG, which generated proceeds of $151.2 million, net of transaction costs, partially offset by capital expenditures of $25.6 million.

  Financing activities

        In the three months ended September 28, 2008, cash from financing activities was $0.1 million, as a result of borrowings under the revolving credit facility of $1.0 million, offset by payments on a finance obligation of $0.5 million and payments on capital lease obligations of $0.3 million.

        In the three months ended September 30, 2007, cash used in financing activities was $5.7 million, primarily as a result of repayments under the revolving credit facility of $5.4 million.

        In the nine months ended September 28, 2008, cash from financing activities was $44.2 million, as a result of borrowings under the revolving credit facility of $31.7 million and borrowings of $15.0 million under a term loan from an affiliate of Sun Capital Partners to provide additional liquidity as described under "—Debt and Commitments—Term Loan" below.

        In the nine months ended September 30, 2007, cash used in financing activities was $107.1 million. During the period, we made a distribution to shareholders of $76.6 million and used $75.5 million to repurchase $71.9 million aggregate principal amount of 11 1/2% Notes. Proceeds from the sale of our equity method investment in AAG were used for the distribution to shareholders and the repurchase of 11 1/2% Notes, in accordance with the terms of the indenture governing the 11 1/2% Notes. Net borrowings under the revolving credit facility were $46.0 million during the period.

        The primary sources of liquidity for our business are cash flow generated from operations, borrowings under our revolving credit facility and term loans from an affiliate of our equity sponsor.

We expect that our principal uses of cash will be debt service requirements, working capital and capital expenditures.

  Debt and Commitments

        We have significant debt service obligations. As of September 28, 2008, we had outstanding $320.1 million in aggregate indebtedness, with an additional $37.3 million of borrowing capacity available under our revolving credit facility, net of $7.6 million of outstanding letters of credit and an availability block of $15.0 million, which reduce availability. As of October 26, 2008 borrowing capacity available under our revolving credit facility, net of letters of credit of $8.2 million and an availability block of $15.0 million, was $26.3 million. The decrease was primarily due to margin calls arising from our aluminum hedge positions that are recovered when the contracts are settled. Our liquidity requirements are significant, primarily due to debt service requirements and the cyclicality of our business. Our cash interest payments for the three months ended September 28, 2008 were $14.2 million.

  Revolving Credit Facility

        The revolving credit facility provides for a first-priority secured five-year asset-based revolving credit facility in an aggregate principal amount of up to $200.0 million, all of which is available in the form of loans denominated in U.S. dollars to Indalex Holding Corp. and up to $80.0 million of which is available as a revolving credit sub-facility in the form of loans denominated in Canadian dollars and loans denominated in U.S. dollars to Indalex Limited or bankers' acceptances denominated in Canadian dollars, subject in each case to the borrowing base limitations described below. Up to an aggregate of $30.0 million will be available to Indalex Holding Corp., Indalex Limited and subsidiaries of Indalex Holding Corp., to the extent that Indalex Holding Corp. or Indalex Limited is a co-applicant, for the issuance of letters of credit. As of September 28, 2008, we had $99.0 million of borrowings under the revolving credit facility, which bore interest at a weighted average rate of 5.0%.

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

        The credit agreement requires us to maintain compliance with a fixed charge coverage ratio if either an average borrowing availability over a three-calendar-month period (or twelve-calendar-week period, as the case may be) or actual borrowing availability for four consecutive business days falls below $25.0 million, or below $10.0 million net of the availability block.

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

  Term Loan

        On May 21, 2008, we borrowed $15.0 million from Sun Indalex, LLC, an affiliate of our equity sponsor, under the Initial Term Loan. The Initial Term Loan matures on the same date as our revolving credit facility on February 2, 2011.

        The Initial Term Loan bears interest, at our option, at a rate per annum equal to (i) LIBOR plus 7.50% or (ii) the Base Rate (as defined in the Amended Credit Agreement) plus 6.50%, with an additional 0.75% margin if average excess availability falls below $35.0 million, with a LIBOR floor of 3.25% and a Base Rate floor of 4.25%. The Initial Term Loan is guaranteed by the guarantors of the revolving loans under Amended Credit Agreement. Borrowings under the Initial Term Loan are secured by the same first-priority lien that secures the revolving loans, but will be subject to a collateral proceeds waterfall such that the lender under the Initial Term Loan will receive proceeds of the collateral only when the lenders under the revolving loan lenders are repaid in full. As a result, Sun Indalex Finance, LLC, which is an affiliate of our equity sponsor, would be entitled to receive collateral proceeds only after the lenders under the revolving credit facility are paid in full, but before any collateral proceeds are distributed to the holders of the 11 1/2% Notes, any unsecured creditors or any equity holders. The Initial Term Loan will mature on February 2, 2011 and may be voluntarily prepaid if the Company meets certain liquidity tests and other conditions. The proceeds of the Initial Term Loan were used to reduce outstanding revolving loans under the Amended Credit Agreement and to pay fees and expenses in connection therewith.

        Pursuant to the terms of the Amended Credit Agreement, we gave notice on November 11, 2008 of our intent to borrow an incremental $15.0 million term loan (the "Incremental Term Loan") from Sun Indalex Finance, LLC, an affiliate of the Company's equity sponsor, on substantially the same terms as the Initial Term Loan. Sun Indalex Finance, LLC has agreed to the Incremental Term Loan, and we expect funding by the end of November 2008.

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

        The collateral under the security documents includes the capital stock of the following companies: Indalex Holding Corp., Indalex Inc., Indalex Limited, Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. In accordance with the collateral cutback provision, the collateral securing the 11 1/2% Notes and the related guarantees includes shares of capital stock only to the extent that the applicable value of such capital stock, determined on an entity-by-entity basis, is less than 20% of the principal amount of the 11 1/2% Notes outstanding. The applicable value of the capital stock of any entity is deemed to be the greatest of its par value, book value or market value. The book value and market value of the capital stock of Indalex Inc. and the market value of the capital stock of Indalex Holding Corp. exceeded 20% of the principal amount of the 11 1/2% Notes as of September 28, 2008. As a result, the pledge of the capital stock of these entities with respect to the 11 1/2% Notes is limited to capital stock of each such entity with an applicable value of less than 20% of the principal amount of the 11 1/2% Notes, or $39.6 million.

        The capital stock of the following companies does not constitute collateral under the security documents: Indalex UK Limited, Indalex Holdings (B.C.) Ltd., 6326765 Canada Inc. and Novar Inc.

        As of September 28, 2008, the book value of each company whose capital stock constitutes collateral under the security documents is as follows:

  •
  Indalex Holding Corp.—($39.7) million.

  •
  Indalex Inc.—$49.6 million.

  •
  Indalex Limited—$57.4 million, of which 65%, or $37.3 million, constitutes collateral under the terms of the security documents.

  •
  Dolton Aluminum Company, Inc.—$0 million.

  •
  Caradon Lebanon Inc.—$0 million.

        In the case of Indalex Inc., the applicable value of the capital stock that constitutes collateral under the security documents is limited to less than $39.6 million under the collateral cutback provision.

        The Company determined the book value of each company whose capital stock constitutes collateral under the security documents based on the book value of the equity securities of each such company as carried on the Company's balance sheet as of September 28, 2008 prepared in accordance with U.S. GAAP.

        Management estimated that the market value of the capital stock of Indalex Limited as of September 28, 2008 was $11.0 million, of which 65%, or $7.2 million, constitutes collateral under the terms of the security documents. The market value of the capital stock of each of Dolton Aluminum Company, Inc. and Caradon Lebanon Inc. is zero because there are no assets held by these entities.

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

        As of September 28, 2008, the book value of capital stock, as a percentage of the principal amount of the 11 1/2% Notes, of each entity whose capital stock constitutes collateral exceeding 10% of the principal amount of the 11 1/2% Notes was as follows:

  •
  Indalex Inc.—ratio of (i) book value of Indalex Holding Corp.'s investment in Indalex Inc. ($49.6 million) to (ii) principal amount of 11 1/2% Notes ($198.1 million) equals 25.0%.

  •
  Indalex Limited—ratio of (i) book value of 65% of Indalex Holding Corp.'s investment in Indalex Limited ($37.3 million) to (ii) principal amount of 11 1/2% Notes ($198.1 million) equals 18.8%.

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

        As of September 28, 2008, the net book value of the capital stock securing the 11 1/2% Notes was $55.0 million and the book value of all other property and assets securing the 11 1/2% Notes was $217.6 million.

  Capital expenditures

        We made $28.7 million in capital expenditures in the nine months ended September 28, 2008. Our spending was for dies, quality and efficiency projects and replacement projects, and included $12.3 million related to an expansion at our Connersville, Indiana plant.

Liquidity

        Although borrowings under our revolving credit facility and cash flows from operations have historically been adequate to fund our debt service requirements, working capital requirements and capital expenditures, the continued weakness in the economy, particularly in the transportation and residential building and construction markets, has resulted in a significant decrease in cash flows from operations. For the nine months ended September 28, 2008, net cash used in operations was $48.5 million, due in part to seasonal increases in working capital that typically occur in the first part of the year. For the nine months ended September 30, 2007, net cash used in operations was $29.6 million, while cash from operations from the year ended December 31, 2007 was $21.1 million. As of October 26, 2008, borrowing capacity available under our revolving credit facility, net of letters of credit of $8.2 million and an availability block of $15.0 million, was $26.3 million, as compared to $37.3 million as of September 28, 2008. The decrease was primarily due to margin calls arising from our aluminum hedge positions that are recovered when the contracts are settled. As described under "—Debt and Commitments—Term Loan" above, we increased our borrowings under our Amended Credit Agreement with a $15.0 million term loan in May of 2008 to provide additional liquidity. This loan was made by Sun Indalex Finance, LLC, an affiliate of Sun Capital Partners, our equity sponsor. Sun Indalex Finance, LLC has agreed to make an additional loan of $15.0 million on substantially the same terms, which we expect will be funded no later than the end of November 2008. In addition, as described under "—Sale Leaseback Transactions" above, we used cash proceeds of approximately $23.9 million from three sale leaseback transactions in June of 2008 to temporarily reduce borrowings under our revolving credit facility. These proceeds will need to be permanently applied within one year of the applicable sales to either permanently repay indebtedness and/or purchase assets (other than working capital assets) as required by the terms of the indenture governing the 11 1/2% Notes. From June 30, 2008 through September 28, 2008, we spent approximately $6.3 million of these proceeds on capital expenditures.

        If market conditions continue to deteriorate and we experience further operational declines, we may need additional sources of liquidity in order to continue to operate our business and effectuate our restructuring plans. If commodity prices continue to fall, we may require additional liquidity to make margin call payments arising from our aluminum hedging positions. Given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to obtain additional financing and, if we can obtain financing, that we will be able to do so on terms acceptable to us. See "Part II, Item 1A. Risk Factors—If current economic conditions cause us to continue to experience operational declines, our liquidity will be materially and adversely impacted."

        On October 2, 2008, the Pension Benefit Guaranty Corporation ("PBGC") asserted a claim under ERISA related to the unfunded liabilities of the pension plans at our former facilities in Girard and Niles, Ohio. All of the collectively-bargained employees terminated employment in 2008. The PBGC believes the under-funded liability to be approximately $4.9 million. We are in initial discussions with the PBGC on this matter. As a result of the claim we may be required to accelerate contributions, obtain a letter of credit or pursue alternative courses of action.

        The Amended Credit Agreement requires us to maintain compliance with a fixed charge coverage ratio if either an average borrowing availability over a three-calendar-month period (or twelve-calendar-week period, as the case may be) or actual borrowing availability for four consecutive business days falls below $25.0 million, or below $10.0 million net of the availability block. Because we have met the availability threshold through the date of filing of this quarterly report on Form 10-Q, we have not been required to test compliance with the fixed charge coverage ratio. We are operating in a challenging market environment, and the levels of average availability or actual availability under the Amended Credit Agreement may be affected by factors beyond our control. We believe that we will be able to maintain $25.0 million of availability (or $10.0 million of availability, net of the availability block) under the Amended Credit Agreement through December 31, 2008; however, no assurances can be given that we will be able to do so. If the availability falls below the required level, we would be required to immediately test the fixed charge coverage ratio, which is calculated based on the most recently ended four fiscal quarters at that time. If the availability falls below the required level during the fourth quarter of fiscal 2008, we would not be in compliance with the fixed charge coverage ratio based on the four fiscal quarters ended September 28, 2008. We also do not expect that we will be in compliance with the fixed charge coverage ratio based on the four fiscal quarters ending December 31, 2008. In the event that availability falls below the required level and we do not meet the fixed charge coverage ratio, we would need to obtain a waiver from the lenders under our Amended Credit Agreement. If we are not able to obtain a waiver, our lenders could declare a default under our Amended Credit Agreement, and our indebtedness thereunder could be declared immediately due and payable.

  Contractual obligations summary

        The following table reflects our contractual obligations and commitments as of September 28, 2008.

  Contractual Obligations and Commitments by Fiscal Year

        (in millions)

	Total	Remainder of 2008	2009-2010	2011-2012	Beyond 2012
Letters of credit	$7.6	—	—	—	$7.6
Term loan	15.0	—	—	$15.0	—
Revolving credit facility	99.0	—	—	99.0	—
Operating leases	53.7	$1.2	$7.3	5.1	40.1
Capital leases	4.5	0.5	3.0	1.0	—
Finance obligation	6.9	0.5	4.4	2.0	—
Purchase obligations	138.8	85.4	51.6	1.8	—
Long-term debt	198.1	—	—	—	198.1
Fixed interest payments	125.3	—	45.6	45.6	34.1

Total	$648.9	$87.6	$111.9	$169.5	$279.9

        The table above does not reflect variable rate interest payments on our revolving credit facility. Based on the weighted average interest rate of 5.0% and outstanding borrowings of $99.0 million as of September 28, 2008, our annual variable interest rate payments would be $5.0 million.

        The Company has uncertain tax benefits of $18.8 million as of September 28, 2008. Uncertain tax benefits are excluded from the table since we are unable to estimate the timing of payments.

        During the nine months ended September 28, 2008, we entered into real estate sale-leaseback transactions with respect to properties at our City of Industry, California and Connersville, Indiana facilities, and an equipment sale-leaseback transaction with respect to an extrusion press handling system at our Connersville, Indiana facility. We intend to apply the aggregate of $25.8 million of proceeds as provided in the indenture governing Indalex Holding Corp.'s 11 1/2% Notes to purchase non-working capital assets within one year from the dates of the respective transactions. Of this amount, $7.1 million is included in purchase obligations payable in the table above.

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

        See Note 13 to our Consolidated Financial Statements for a discussion of legal proceedings relating to environmental obligations.

ITEM 1A.    RISK FACTORS

        There have been no material changes to our risk factors as disclosed in Item 1A. "Risk Factors" in our annual report on form 10-K for the fiscal year ended December 31, 2007, other than as set forth below:

Current economic conditions and disruptions in the financial markets have had a material adverse effect on our business, results of operations and financial condition.

        Recently, the financial markets have experienced a period of unprecedented turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government. This crisis has had and may continue to have adverse effect on the U.S. economy, which adversely affects demand in the end-user markets we serve. As discussed under the heading "Item 1A. Risk Factors—Risk Factors Related to Our Business—The aluminum extrusion industry is cyclical and highly dependent on economic conditions of end-user markets in the United States and Canada, and the cyclicality and volatility of these markets could adversely affect us" in our annual report on Form 10-K for the year ended December 31, 2007, the conditions in our end-user markets have a significant impact on our results of operations and financial condition. The U.S. federal government's responses to the disruptions in the financial markets may not succeed in restoring consumer confidence, stabilizing the markets or increasing the availability of credit. The reduction in spending in our two largest markets, the transportation and residential building and construction end-user markets, has had a negative impact on our results of operations and cash flows in 2008. We cannot predict when the current downturn in these markets will end, and if current economic conditions continue, we will continue to experience an adverse impact on our results of operations and financial condition.

If current economic conditions cause us to continue to experience operational declines, our liquidity will be materially and adversely impacted.

        As discussed above under the heading "Current economic conditions and disruptions in the financial markets have had a material adverse effect on our business, results of operations and financial condition," the financial crisis and current economic conditions have had an adverse impact on our results of operations and financial condition. If market conditions continue to deteriorate and cause us to continue to experience operational declines, we may need additional sources of liquidity in order to continue to operate our business and effectuate our restructuring plans. If the available borrowing capacity under our revolving credit facility continues to decline, our suppliers may cease extending credit to us or do so on less favorable terms, which may require us to obtain additional liquidity to pay existing invoices immediately. While Sun Indalex Finance, LLC, an affiliate of our equity sponsor, has agreed to provide an incremental term loan of $15.0 million, there is no guarantee that this loan will be sufficient for our long-term liquidity needs, and we will need to obtain additional sources of liquidity if our results of operations do not improve. Given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to obtain additional sources of liquidity and, if we can obtain financing, that we will be able to do so on terms acceptable to us.

We have been advised by the Pension Benefit Guaranty Corporation that we may have accelerated liabilities for pension plans for certain employees at our facilities in Girard and Niles, Ohio.

        On October 2, 2008, the Pension Benefit Guaranty Corporation ("PBGC") asserted a claim under ERISA related to the unfunded liabilities of the pension plans at our former facilities in Girard and Niles, Ohio. All of the collectively-bargained employees terminated employment in 2008. The PBGC believes the under-funded liability to be approximately $4.9 million. We are in initial discussions with the PBGC on this matter. As a result of the claim we may be required to accelerate contributions, obtain a letter of credit or pursue alternative courses of action.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of Indalex Holding Corp. and Holdings during the three months ended September 28, 2008.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The list of exhibits in the Exhibit Index to this quarterly report on Form 10-Q is incorporated by reference herein.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDALEX HOLDINGS FINANCE, INC.
November 13, 2008 Date	By:	/s/ TIMOTHY R.J. STUBBS Timothy R.J. Stubbs
	Its:	President and Chief Executive Officer
November 13, 2008 Date	By:	/s/ PATRICK LAWLOR Patrick Lawlor
	Its:	Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

QuickLinks

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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